Form 10-Q
period 1999-05-01
ITURF INC
filed 1999-06-15
CIK 1076914

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]                              QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999


                         Commission file number 0-25347

                                   ITURF INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                13-3963754
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                   435 HUDSON STREET, NEW YORK, NEW YORK 10014
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (212) 741-7785
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Number of shares of Common Stock outstanding as of June 1, 1999:
17,331,136

      STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF
1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO:
FLUCTUATIONS IN CONSUMER PURCHASING PATTERNS AND ADVERTISING SPENDING; TIMING OF, RESPONSE TO AND QUANTITY OF OUR PARENT'S CATALOG MAILINGS AND OUR OWN ELECTRONIC MAILINGS; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; ACTIONS OF OUR COMPETITORS; THE TIMING AND AMOUNT OF COSTS RELATING TO THE EXPANSION OF OUR OPERATIONS AND ACQUISITIONS OF TECHNOLOGY OR BUSINESSES AND THEIR INTEGRATION; GENERAL ECONOMIC AND MARKET CONDITIONS; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT OR IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR REGISTRATION STATEMENT (NO. 333-15153) ON FORM S-1, COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

      ALL REFERENCES IN THIS REPORT TO A FISCAL YEAR PRIOR TO FISCAL 1999 REFER TO THE YEAR ENDED JANUARY 31 FOLLOWING THE PARTICULAR CALENDAR YEAR (E.G., "FISCAL 1998" REFERS TO THE FISCAL YEAR ENDING JANUARY 31, 1999). EFFECTIVE FEBRUARY 1, 1999, WE CHANGED OUR FISCAL YEAR TO END ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CALENDAR YEAR (E.G., "FISCAL 1999" REFERS TO THE FISCAL YEAR ENDING JANUARY 29, 2000).

                                     PART I
                              FINANCIAL INFORMATION

      ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   ITURF INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JANUARY 31, 1999    MAY 1, 1999
                                                                                 ----------------    -----------
                                                                                                     (UNAUDITED)
                                     ASSETS
    CURRENT ASSETS
     Cash and cash equivalents..................................................    $     375        $  81,330
                                                                                    ---------        ---------
         Total current assets...................................................          375           81,330

    DEFERRED OFFERING COSTS.....................................................          110               --
    PROPERTY AND EQUIPMENT, net of accumulated depreciation of $46
         at January 31, 1999 and $75 at May 1, 1999.............................          414              895
    INTANGIBLE ASSETS, NET......................................................          317              326
                                                                                    ---------        ---------
    TOTAL ASSETS................................................................    $   1,216        $  82,551
                                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
     Accounts payable and other current liabilities.............................    $     263        $     394
     Accrued offering costs.....................................................           --              700
     Due to dELiA*s.............................................................          573            1,574
                                                                                    ---------        ---------
         Total current liabilities..............................................          836            2,668

    STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares authorized;
          no shares issued or outstanding.......................................           --               --
     Class A common stock, $.01 par value, 67,500,000 shares authorized;
          no shares issued or outstanding at January 31, 1999;
          4,831,136 shares issued and outstanding at May 1, 1999................           --               48
     Class B common stock, $.01 par value, 12,500,000 shares authorized,
          issued and outstanding................................................          125              125
     Additional paid-in capital.................................................           --           97,386
     Investment in common stock of dELiA*s Inc..................................           --          (17,734)
     Retained earnings..........................................................          255               58
                                                                                    ---------        ---------
         Total stockholders' equity.............................................          380           79,883

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................    $   1,216        $  82,551
                                                                                    =========        =========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS         THIRTEEN WEEKS
                                                                                   ENDED               ENDED
                                                                              APRIL 30, 1998        MAY 1, 1999
                                                                              --------------        -----------
                                                                                          (UNAUDITED)
    NET REVENUES:

        NET PRODUCT SALES....................................................... $     69            $   2,425

        ADVERTISING AND OTHER...................................................       --                  190
                                                                                 --------            ---------

    TOTAL NET REVENUES..........................................................       69                2,615

    COST OF PRODUCT SALES.......................................................       35                1,332
                                                                                 --------            ---------


    GROSS PROFIT................................................................       34                1,283


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................................      109                1,753

    INTEREST EXPENSE (INCOME), NET..............................................       11                 (112)
                                                                                 --------            ----------


    LOSS BEFORE INCOME TAXES....................................................      (86)                (358)

    BENEFIT FOR INCOME TAXES....................................................      (33)                (161)
                                                                                 ---------           ----------


    NET LOSS  .................................................................  $    (53)           $    (197)
                                                                                 =========           ==========

    BASIC AND DILUTED NET LOSS PER SHARE........................................ $  (0.00)           $   (0.01)
                                                                                 =========           ==========

    SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
     NET LOSS PER SHARE.........................................................   12,500               13,413
                                                                                 =========           ==========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS     THIRTEEN WEEKS
                                                                                      ENDED            ENDED
                                                                                 APRIL 30, 1998      MAY 1, 1999
                                                                                 --------------      -----------
                                                                                            (UNAUDITED)
    CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss ..................................................................    $     (53)       $    (197)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization............................................           23               57
       Changes in operating assets and liabilities:
              Current liabilities ..............................................            6              131
                                                                                    ----------       ----------
     Net cash used in operating activities......................................          (24)              (9)
                                                                                    ==========       ==========

    CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of dELiA*s stock .................................................           --          (17,734)
     Capital expenditures.......................................................          (24)            (522)
                                                                                    ----------       ----------
    Net cash used in investing activities.......................................          (24)         (18,256)
                                                                                    ==========       ==========

    CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock.................................           --           98,219
     Loan from dELiA*s..........................................................          139            3,419
     Repayment to dELiA*s.......................................................          (67)          (2,418)
                                                                                    ----------       ----------
    Net cash provided by financing activities...................................           72           99,220
                                                                                    ==========       ==========

    INCREASE IN CASH & CASH EQUIVALENTS ........................................           24           80,955

    CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD.................................          31              375
                                                                                    ----------       ----------
    CASH & CASH EQUIVALENTS--END OF PERIOD ......................................   $      55        $  81,330
                                                                                    ==========       ==========

Supplemental disclosure of noncash financing and investing activity:
Issuance of common stock valued at $25,000 for the acquisition of TSISoccer.com domain name. See Note 1.

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS

      iTurf Inc. is an Internet community and marketer of apparel, related accessories, home furnishings and soccer merchandise that is focused primarily on young men and women between the ages of 10 and 24, an age group known as "Generation Y." We are a subsidiary of dELiA*s Inc. ("dELiA*s" or our "Parent"). The accompanying financial statements of iTurf, which was incorporated in August 1997, include all of dELiA*s Internet operations from that date of incorporation, as well as the Internet operations of TSI Soccer Corporation ("TSI") prior to that date. They also include the financial results and balances of iTurf Finance Company, a wholly-owned subsidiary of iTurf Inc. We utilize dELiA*s business relationships, infrastructure and brand names and relied on dELiA*s to provide financing for our operations until April 14, 1999, when we completed an initial public offering of our Class A common stock.

      On April 1, 1999, our certificate of incorporation was amended and restated such that the authorized capital stock of iTurf consists of 67,500,000 shares of Class A common stock, par value $.01 per share, 12,500,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of Preferred Stock, par value $.01 per share. In addition, exchange of the 100 shares of common stock previously outstanding and held by dELiA*s into 12,500,000 shares of Class B common stock was approved. All share information in these financial statements and notes has been adjusted to reflect these changes.

      In our initial public offering, we issued 4,830,000 shares of our Class A common stock to the public at a price of $22 per share to receive net cash proceeds of approximately $97,409,000 after expenses. Holders of Class A common stock have voting rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B are entitled to six votes per share. In connection with the initial public offering, iTurf acquired the TSISoccer.com domain name from TSI, a wholly-owned subsidiary of dELiA*s, for 1,136 shares of Class A common stock (valued at $25,000 at the initial public offering price). dELiA*s continues to own all outstanding shares of iTurf's Class B common stock, which represents approximately 94% of the voting power and 72% of the value of iTurf common stock. Each share of Class B common stock is convertible into one share of Class A common stock at any time prior to a tax-free spin-off, as defined, of iTurf from dELiA*s, at the option of the holder. Following a tax-free spin-off, shares of Class B common stock will no longer be convertible into shares of Class A common stock at the option of the holder, but shares that have not yet been converted would automatically convert upon (i) the transfer of such shares by dELiA*s to a third party other than a person determined by the iTurf board of directors to be a "strategic partner" of iTurf, (ii) the decline of the number of outstanding shares of Class B common stock beneficially owned by our Parent to below 10% of the aggregate number of outstanding shares of all classes of iTurf common stock or (iii) the fifth anniversary of the tax-free spin-off.

      iTurf used approximately $17,700,000 of the initial public offering proceeds to purchase 551,046 shares of dELiA*s common stock from dELiA*s. This purchase has been recorded as a reduction to iTurf's stockholders' equity. In June 1999, we used $1,574,000 of the initial public offering proceeds to repay our May 1, 1999 indebtedness to dELiA*s.

      iTurf is subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our revenues and operating results generally to be lower in the first half of each fiscal year than in the second half of such year.

      Effective February 1, 1999, we changed our fiscal year from the year ending January 31 to the 52 weeks ending on the Saturday closest to January 31.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

      PRINCIPLES OF CONSOLIDATION--The condensed consolidated financial statements include the accounts of iTurf Inc. and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

      BASIS OF PRESENTATION--For periods prior to our initial public offering, the financial statements include expenses which have been allocated to iTurf by dELiA*s on a specific identification basis plus the allocated share of the costs associated with resources we share with dELiA*s. Allocations from dELiA*s for such shared resources have been made primarily on a proportional cost method based on related revenues. Management believes these allocations are reasonable. Since our initial public offering, expenses are recorded in accordance with intercompany agreements. The financial statements of iTurf for periods prior to the IPO do not necessarily reflect the results of operations or financial position that would have existed had iTurf been an independent company.

      UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, the accompanying condensed consolidated financial statements are presented on a basis consistent with the audited financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with iTurf's January 31, 1999 audited financial statements and the notes thereto, which are included in iTurf's Form S-1, as amended, which was filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of the results to be expected for the year.

      INCOME TAXES--For periods prior to our initial public offering, our results have been included in dELiA*s consolidated federal and state income tax returns and our income tax provision was calculated as if we had operated as an independent company. As a result of our initial public offering, we are required to file a separate return. We do not expect to have net income for fiscal 1999 and expect to fully reserve deferred tax assets. Since we expect to incur a net loss for fiscal 1999, we estimate our effective rate for the period since the IPO to be zero.

      CASH EQUIVALENTS-- The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

3.    SUBSEQUENT EVENT

      In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the two-year term of the agreement, we have agreed to pay America Online a total of approximately $8,100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT ITURF'S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT. AS USED IN THIS REPORT, THE TERM "PARENT" MEANS DELIA*S INC., A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934. OUR PARENT OWNS ALL OF THE SHARES OF OUR CLASS B COMMON STOCK AS OF THE DATE HEREOF. THE CLASS B COMMON STOCK ENTITLES OUR PARENT TO SIX VOTES PER SHARE, AS COMPARED TO ONE VOTE PER SHARE OF OUR CLASS A COMMON STOCK. THEREFORE, SINCE OUR INITIAL PUBLIC OFFERING, OUR PARENT HAS HELD APPROXIMATELY 94% OF THE VOTING POWER OF OUR OUTSTANDING CAPITAL STOCK.

OVERVIEW

We are a leading provider of Internet community and e-commerce services focused primarily on young men and women between the ages of 10 and 24, an age group known as "Generation Y." We provide Generation Y with an online destination that encompasses a network of Web sites that addresses this demographic group's concerns, interests, tastes and needs. Our sites offer interactive web/zines with proprietary content, chat rooms, posting boards, personal homepages and e-mail, as well as online shopping opportunities. During the first quarter of fiscal 1999, we launched dotdotdash.com and StorybookHeirlooms.com, thereby adding to our network of Web sites two new e-commerce sites that primarily target pre-teen girls.

On April 14, 1999, we completed the initial public offering of 4,830,000 shares of our Class A common stock, which represents approximately 28% of the shares then outstanding.

Our historical financial statements for periods prior to our initial public offering include allocations for administrative, distribution and other expenses incurred by our parent for services rendered to iTurf. While we believe such allocations to be reasonable, they are not necessarily indicative of, and it is not practical for us to estimate, the levels of expenses that would have resulted had iTurf been operating as an independent company. Following our IPO, the provision of such services and other matters between the two companies, including use of our parent's trademarks, have been governed by intercompany agreements.

Prior to our initial public offering, we relied on our parent to provide financing for our operations. Therefore, our cash flows were not necessarily indicative of the cash flows that would have resulted had we been operating as an independent company.

We believe that our continued growth will depend in large part on our ability to increase our brand awareness, provide our customers with superior Internet community and e-commerce experiences and continue to enhance our systems and technology to support increased traffic to our Web sites. We intend to invest heavily in marketing and promotion, including advertising in our parent's print catalogs, and to further develop our Web sites, technology and operating infrastructure. As a result, we expect to record substantial net losses for the foreseeable future.

In view of the rapidly changing nature of iTurf's business and our limited operating history, as well as the changes in our relationship with our parent and our expected seasonality, iTurf believes that period-to-period comparisons of our operating results, including our gross profit margin and operating expenses as a percentage of sales, are not necessarily meaningful. You should not rely on this information as an indication of future performance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to revenues. Any trends reflected by the following table may not be indicative of future results.

                                                            THREE MONTHS     THIRTEEN WEEKS
                                                                ENDED             ENDED
                                                           APRIL 30, 1998      MAY 1, 1999
                                                           --------------      -----------
    Net revenues..........................................     100.0%            100.0%
    Cost of product sales.................................      50.7              50.9
                                                             --------           -------
    Gross profit..........................................      49.3              49.1
    Selling, general and administrative expenses..........     157.9              67.0
    Interest expense (income), net........................      16.0              (4.3)
                                                             --------           -------
    Loss before income taxes..............................    (124.6)            (13.7)
    Benefit for income taxes..............................     (47.8)             (6.1)
                                                             --------           -------
    Net loss..............................................     (76.8)%            (7.5)%
                                                             ========           =======

COMPARISON OF THIRTEEN WEEKS ENDED MAY 1, 1999 AND THREE MONTHS ENDED APRIL 30, 1998

      NET REVENUES. Net revenues increased from $69,000 in the first fiscal quarter of 1998 to $2,615,000 for the same period in fiscal 1999. The increase was primarily due to the launch of the dELiAs.cOm and discountdomain.com Web sites in May 1998. Advertising, subscription and licensing revenues were approximately $190,000 for the fiscal 1999 quarter; we did not have any revenue from these sources in the same period of fiscal 1998.

      GROSS PROFIT. Gross profit increased from $34,000 for the first quarter of fiscal 1998 to $1,283,000 for the same period in fiscal 1999 as a result of increased sales. Gross margin decreased slightly from 49.3% in the first quarter of fiscal 1998 to 49.1% in the first quarter of fiscal 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses are comprised of:

      o sales and marketing expenses, which include advertising costs, credit card fees and distribution costs;

      o product development expenses, which include site development, editorial content and systems costs; and

      o     general and administrative expenses.

Total selling, general and administrative expenses, including direct expenses, expenses allocated from our parent for periods prior to our initial public offering and expenses charged by our parent in connection with intercompany agreements after our initial public offering, increased from $109,000, or 157.9% of revenues, in the first quarter of fiscal 1998, when these expenses related primarily to the planned launch of dELiAs.cOm, to $1,753,000, or 67.0% of revenues, in the first quarter of fiscal 1999 due to a substantial increase in advertising, product development and overhead costs to support the continued expansion of iTurf.

In the first quarter of fiscal 1999, selling, general and administrative expenses were comprised of

$997,000 of selling and marketing expenses, $449,000 of product development costs and $307,000 of general and administrative expenses.

SELECTED QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

      o seasonal fluctuations in consumer purchasing patterns and advertising spending;
      o     mix of product and other revenues;
      o timing of, response to and quantity of our parent's catalog mailings;
      o     changes in the growth rate of Internet usage;
      o     actions of competitors;
      o the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses; and
      o     general economic and market conditions.

Our limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on our business although we believe our revenues and operating results generally to be lower in the first half of each fiscal year than in the second half of such year. We believe that period-to-period comparisons of our historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

INCOME TAXES

Since our IPO, we are no longer consolidated with our parent's taxpayer group. For periods prior to such event, we owe our parent our proportionate share of the consolidated tax liability computed as if iTurf were filing a separate return. Any tax loss benefits attributable to us that we were unable to use at the time were used by our parent. To the extent that our parent used our tax benefits, we reduced our debt due to our parent, which was repaid in the second quarter of fiscal 1999.

Now that we are no longer consolidated with our parent's taxpayer group, we may not be able to realize the tax benefit of future losses. Losses generated subsequent to deconsolidation will be available to us to offset any future taxable income for twenty years. However, deferred tax assets recorded to reflect such future benefit are likely to be fully reserved when recorded based on our limited operating history.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used net cash of $24,000 and $9,000 during the first quarter of fiscal 1998 and 1999, respectively.

Net cash used in investing activities of $18,256,000 for the first quarter of fiscal 1999 relate primarily to our purchase of 551,046 shares of dELiA*s common stock from our parent for approximately $17,700,000 in connection with our IPO. Investing activities in the first quarter of fiscal 1998 relate to purchases of property and equipment and used approximately $24,000. We expect to make capital expenditures of approximately $4,000,000 in fiscal 1999, including investments in technology and physical infrastructure. In addition, a portion of our resources may be used to fund acquisitions or investments in businesses, products and technologies that are complementary to our current business. We also expect to spend significant amounts for marketing and other alliances. In May 1999, we entered into a strategic alliance agreement with America Online, Inc. under which we are committed to cash payments of approximately $4,000,000 in fiscal 1999 and $4,100,000 in fiscal 2000.

Financing activities provided net cash of $99,220,000 for the first quarter of fiscal 1999 and $72,000 for the same period of fiscal 1998. The significant amount of cash provided by financing activities during the first quarter of fiscal 1999 relates to the initial public offering of our common stock. Prior to our initial public offering, financing activities primarily related to loans from our parent. The $1,574,000 due to dELiA*s at May 1, 1999 was repaid during the second quarter of fiscal 1999.

We have historically relied on our parent for financing capital expenditures. Our capital requirements depend on numerous factors, including:

      o     the rate of market acceptance of iTurf's online presence;
      o     our ability to expand iTurf's customer base;
      o     the cost of upgrades to our online presence; and
      o     our level of expenditures for sales and marketing.

The timing and amount of such capital requirements cannot accurately be predicted. Additionally, we will continue to evaluate possible investments in businesses, products and system technologies and to develop plans to expand our sales and marketing programs and conduct more aggressive brand promotions. We believe that the net proceeds of our initial public offering, together with our cash from operations, will be sufficient to meet anticipated cash needs for at least the next 24 months.

Prior to our initial public offering, we were a borrower under our parent's bank credit facility, which prohibits dividends other than to our parent. Our participation in the bank credit facility was terminated concurrent with our initial public offering.

YEAR 2000 COMPLIANCE

We are heavily dependent upon complex computer software and systems for our operations, including, to a significant extent, our parent's computer systems. Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

STATE OF READINESS
All of iTurf's material operating software and our information technology systems and other systems, including telecommunications and warehouse systems, were developed by and are supported by third party vendors. Each of the third party vendors of iTurf's mission-critical operating software have provided written warranties or assurances to iTurf or our parent that such software will not be affected by the change in the century. The majority of the third party vendors of iTurf's other material operating software and systems have also provided warranties or assurances that such software and systems would be compliant. iTurf has prepared a Year 2000 compliance program, which involves:

      o identifying the material operating software and systems on which iTurf depends, whether used by iTurf or by iTurf's service providers;
      o obtaining written warranties or assurances from third party software and system vendors and service providers;
      o monitoring the compliance efforts of such vendors and service providers; and
      o     testing our material operating software and systems.

We expect to begin performing tests in the second quarter of fiscal 1999 of some of our material operating software and systems to verify the assurances given by third party vendors and ensure Year 2000 compliance. We have not yet begun to perform these tests on any of our software and systems and we may not be able to test all of our material operating systems. As a result of this timing, we have not identified any material software or systems as requiring remediation or replacement. However, we cannot assure you that all of our material operating software and systems will be Year 2000 compliant.

In addition to the operating systems and software iTurf uses directly, iTurf's operations are also dependent upon the performance of operating software and systems used by our significant service providers, including our parent and providers of financial, telecommunications and parcel delivery services. Our parent has provided us with assurance that its Year 2000 compliance program is consistent with ours and the status of its efforts is the same as ours. We have contacted each of iTurf's other significant service providers and have obtained written assurances from the majority of such providers that the providers' relevant operating software and systems are in Year 2000 compliance or would be by December 31, 1998. We are monitoring the status of all iTurf's significant service providers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on iTurf's operations resulting from compliance failures. However, there can be no assurance that iTurf's service providers have, or will have, operating software and systems that are Year 2000 compliant.

RISKS
The failure of our software or systems to be Year 2000 compliant could prevent us from being able to process or fulfill orders from our customers, could cause users of our Web sites to consider alternative Web community and content providers, or could disrupt our financial and management controls and reporting systems. Any such worst-case scenario, if not quickly remedied, would have a material adverse effect on iTurf. Therefore, we are developing contingency plans with respect to such systems and software. We expect our contingency plans to be completed by the end of the second quarter of fiscal 1999.

In addition, a significant portion of our merchandise sales are made with credit cards, and iTurf's operations may be materially adversely affected to the extent our customers are unable to use their credit cards due to Year 2000 issues that are not rectified by the customers' credit card vendors.

iTurf has not identified significant exposure to Year 2000 problems outside of the information technology issues identified above.

COSTS
To date, iTurf has spent less than $5,000 on Year 2000 compliance. iTurf expects our incremental costs of addressing Year 2000 issues to be between $25,000 and $50,000. We believe that proceeds of the IPO budgeted for investment in technology infrastructure and maintenance will be sufficient to fund our Year 2000 compliance program and contingency plan. However, given iTurf's dependence on third party software and system vendors and service providers and on our customers' vendors, there can be no assurance to that effect.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      iTurf is not involved in any legal proceedings that management believes would have a material adverse effect on iTurf's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

USE OF PROCEEDS FROM REGISTERED SECURITIES

      On April 8, 1999, the Securities and Exchange Commission declared effective our registration statement (No. 333-15153) on Form S-1, as then amended, relating to our initial public offering of 4,830,000 shares of Class A common stock, 630,000 shares of which were issued upon exercise of an overallotment option granted by us to the underwriters. The managing underwriters for the offering were BT Alex. Brown Incorporated and Hambrecht & Quist LLC (the "Underwriters"). In connection with the offering, we registered the Class A common stock under the Securities Exchange Act of 1934, as amended.

      The public offering commenced on April 9, 1999 and terminated upon the sale of all of the 4,830,000 shares of Class A common stock which were registered for sale. The offering was completed on April 14, 1999. The aggregate offering price of the securities sold was $106,260,000. All of the securities registered were sold for the account of the Company.

      Prior to May 1, 1999, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock registered:

      Underwriting discounts and commissions $7,438,000 Other expenses (legal and accounting fees and expenses, printing and engraving expenses, filing and listing fees, transfer agent and registrar fees and miscellaneous) 1,413,000

      The net offering proceeds to the Company after deducting the foregoing expenses were $97,409,000. Other than the amounts set forth for underwriting discounts and commissions, the foregoing represent reasonable estimates of expenses.

      The Company did not make, in connection with the offering and sale of the Common Stock registered, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company.

      From April 14, 1999 until May 1, 1999, approximately $220,000 of the net offering proceeds was used for general corporate purposes and $17,734,000 was used to purchase 551,046 shares of common stock of dELiA*s Inc.

CHANGES IN SECURITIES

      On April 1, 1999, prior to our initial public offering, we restated our certificate of incorporation in order to effect a reclassification of our capital stock. After the reclassification, our authorized capital stock consisted of 67,500,000 shares of Class A common stock, par value $.01 per share, 12,500,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value $.01 per share. Each outstanding share of our common stock was reclassified into 125,000 shares of Class B common stock. The holders of our Class A and Class B common stock generally have identical voting rights. However, holders of our Class A common stock are entitled to one vote per share, while holders of our Class B common stock are entitled to six votes per share on most matters to be voted on by stockholders.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

SALES OF UNREGISTERED SECURITIES

      In connection with our initial public offering on April 14, 1999, we issued 1,136 shares of our Class A common stock (valued at $25,000 based on the initial public offering price of our Class A Common Stock) to TSI Soccer Corporation, a wholly-owned subsidiary of our parent, as payment for the TSISoccer.com domain name. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

See "Exhibit Index" following the signature page.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            iTurf Inc.
                            (Registrant)
Date: June 15, 1999


                            By: /s/ STEPHEN I. KAHN
                                    --------------------------------------------
                                    Stephen I. Kahn
                                    Chairman of the Board, President and
                                    Chief Executive Officer


                            By: /s/ DENNIS GOLDSTEIN
                                    --------------------------------------------
                                    Dennis Goldstein
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of iTurf (incorporated by reference to Exhibit 3.1 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
3.2 By-laws of iTurf (incorporated by reference to Exhibit 3.2 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.1  Form of Intercompany Services Agreement (incorporated by reference to
      Exhibit 10.1 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.2 Form of Trademark License and Customer List Agreement (incorporated by reference to Exhibit 10.2 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.3 Form of Intercompany Indemnification Agreement (incorporated by reference to Exhibit 10.3 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.4  Form of Tax Allocation Agreement (incorporated by reference to Exhibit
      10.4 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.5 Form of iTurf Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.6 Form of dELiA*s Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.7  Form of Customer Service Agreement (incorporated by reference to Exhibit
      10.7 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.8 Form of Letter Agreement between dELiA*s and iTurf (regarding a sale of control by dELiA*s) (incorporated by reference to Exhibit 10.8 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.9 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.10 Employment Agreement between iTurf and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.11 Employment Agreement between iTurf and Alex S. Navarro (incorporated by reference to Exhibit 10.11 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.12 Employment Agreement between iTurf and Oliver Sharp (incorporated by reference to Exhibit 10.12 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.13 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.14 TSISoccer.com Asset Transfer Agreement, dated April 1, 1999, between iTurf and TSI Soccer Corporation (incorporated by reference to Exhibit 10.14 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.15 Subscription Agreement, dated April 1, 1999, between iTurf Delaware Investment Company and dELiA*s (incorporated by reference to Exhibit 10.15 to iTurf's Registration Statement on Form S-1 (Registration No. 333-71123))
10.16* Advertising Agreement between iTurf and America Online, Inc., dated May
       4, 1999**
27.1* Financial Data Schedule


*    Filed herewith
** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.