Form 10-Q
period 1999-08-31
ITURF INC
filed 1999-09-01
CIK 1076914

      FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 1, 1999
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                              [X] QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Number of shares of Common Stock outstanding as of August 31, 1999:
          17,331,136

                       ---------------------------

-------------------------------------------------------------------------------

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

                                     PART I
                              FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   ITURF INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JANUARY 31, 1999   JULY 31, 1999
                                                                        ---------------    -------------
                                                                                            (UNAUDITED)
                                     ASSETS

  CURRENT ASSETS
   Cash and cash equivalents..........................................       $    375       $ 22,422
   Short-term investments.............................................           --           55,517
   Other current assets...............................................           --            1,840
                                                                             --------       --------
       Total current assets                                                       375         79,779

  DEFERRED OFFERING COSTS.............................................            110           --
  PROPERTY AND EQUIPMENT, net of accumulated depreciation of $46
       at January 31, 1999 and $141 at July 31, 1999..................            414          1,868
  INTANGIBLE ASSETS, NET..............................................            317            313
                                                                             --------       --------
  TOTAL ASSETS                                                               $  1,216       $ 81,960
                                                                             --------       --------
                                                                             --------       --------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
   Accounts payable and other current liabilities.....................       $    263       $  1,207
   Due to dELiA*s.....................................................            573          2,632
                                                                             --------       --------
       Total current liabilities......................................            836          3,839


  STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares authorized;
        no shares issued or outstanding...............................           --               --
   Class A common stock, $.01 par value, 67,500,000 shares authorized;
        no shares issued or outstanding at January 31, 1999;
        4,831,136 shares issued and outstanding at July 31, 1999......           --               48
   Class B common stock, $.01 par value, 12,500,000 shares authorized,
        issued and outstanding........................................            125            125
   Additional paid-in capital.........................................           --           97,261
   Investment in common stock of dELiA*s Inc..........................           --          (17,734)
   Retained earnings (deficit)........................................            255         (1,579)
                                                                             --------       --------
       Total stockholders' equity                                                 380         78,121
                                                                             --------       --------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  1,216       $ 81,960
                                                                             --------       --------
                                                                             --------       --------

                          See Notes to Unaudited Condensed Consolidated Financial Statements


                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  THREE MONTHS     THIRTEEN WEEKS
                                                                                      ENDED            ENDED
                                                                                  JULY 31, 1998     JULY 31, 1999
                                                                                  -------------    --------------
                                                                                          (UNAUDITED)

  NET REVENUES:
      NET PRODUCT SALES...............................................               $    653        $  2,600
      ADVERTISING AND OTHER...........................................                    107             352
                                                                                     --------        --------
  TOTAL NET REVENUES..................................................                    760           2,952

  COST OF PRODUCT SALES...............................................                    339           1,651
                                                                                     --------        --------

  GROSS PROFIT........................................................                    421           1,301

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........................                    445           4,052
  INTEREST EXPENSE (INCOME), NET......................................                     11            (989)
                                                                                     --------        --------

  LOSS BEFORE INCOME TAXES............................................                    (35)         (1,762)
  BENEFIT FOR INCOME TAXES............................................                    (11)           --
                                                                                     --------        --------


  NET LOSS  ..........................................................               $    (24)       $ (1,762)
                                                                                     --------        --------
                                                                                     --------        --------

  BASIC AND DILUTED NET LOSS PER SHARE................................               $  (0.00)       $  (0.10)
                                                                                     --------        --------
                                                                                     --------        --------

  SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
      NET LOSS PER SHARE..............................................                12,500          17,331
                                                                                     --------        --------
                                                                                     --------        --------


                                                                                   SIX MONTHS     TWENTY-SIX WEEKS
                                                                                      ENDED            ENDED
                                                                                  JULY 31, 1998     JULY 31, 1999
                                                                                  -------------   ----------------
                                                                                          (UNAUDITED)
  NET REVENUES:
      NET PRODUCT SALES...............................................              $    722          $  5,025
      ADVERTISING AND OTHER...........................................                   107               542
                                                                                    --------          --------
  TOTAL NET REVENUES..................................................                   829             5,567

  COST OF PRODUCT SALES...............................................                   374             2,983
                                                                                    --------          --------

  GROSS PROFIT........................................................                   455             2,584

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........................                   554             5,805
  INTEREST EXPENSE (INCOME), NET......................................                    22            (1,101)
                                                                                    --------          --------

  LOSS BEFORE INCOME TAXES............................................                  (121)           (2,120)
  BENEFIT FOR INCOME TAXES............................................                   (44)             (161)
                                                                                    --------          --------

  NET LOSS............................................................              $    (77)         $ (1,959)
                                                                                    --------          --------
                                                                                    --------          --------
  BASIC AND DILUTED NET LOSS PER SHARE................................              $  (0.01)         $  (0.13)
                                                                                    --------          --------
                                                                                    --------          --------
  SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
      NET LOSS PER SHARE..............................................                12,500            15,372
                                                                                    --------          --------
                                                                                    --------          --------

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS     TWENTY-SIX WEEKS
                                                                                      ENDED            ENDED
                                                                                  JULY 31, 1998     JULY 31, 1999
                                                                                  -------------   ----------------
                                                                                            (UNAUDITED)
  CASH FLOWS USED IN OPERATING ACTIVITIES:

   Net loss..................................................................        $    (77)              $
                                                                                                       (1,959)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...........................................              49             130
     Amortization of investments.............................................            --              (139
     Changes in operating assets and liabilities:
            Other current assets.............................................            --            (1,840
            Other assets.....................................................             (50)           --
            Current liabilities..............................................              13             714
                                                                                     --------        --------
  Net cash used in operating activities......................................             (65)         (3,094
                                                                                     --------        --------
                                                                                     --------        --------

  CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of dELiA*s stock.................................................            --           (17,734)
   Capital expenditures......................................................            (131)         (1,555)
   Purchase of held to maturity investment securities........................            --           (55,378)
                                                                                     --------        --------
  Net cash used in investing activities......................................            (131)        (74,667)
                                                                                     --------        --------
                                                                                     --------        --------

  CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock................................            --            97,749
   Loan from dELiA*s.........................................................           1,047           6,415
   Repayment to dELiA*s......................................................            (845)         (4,356)
                                                                                     --------        --------
  Net cash provided by financing activities..................................             202          99,808
                                                                                     --------        --------
                                                                                     --------        --------

  INCREASE IN CASH & CASH EQUIVALENTS........................................               6          22,047
  CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD...............................              31             375
                                                                                     --------        --------
  CASH & CASH EQUIVALENTS--END OF PERIOD.....................................        $     37        $ 22,422
                                                                                     --------        --------
                                                                                     --------        --------

    Supplemental disclosure of noncash financing and investing activity:
    April 1999 issuance of common stock for the acquisition of TSISoccer.com domain name. See Note 1.












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

     In our initial public offering, we issued 4,830,000 shares of our Class A common stock to the public at a price of $22 per share to receive net cash proceeds of approximately $97,409,000 after expenses. Holders of Class A common stock have voting rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B are entitled to six votes per share. In connection with the initial public offering, iTurf acquired the TSISoccer.com domain name from TSI, a wholly-owned subsidiary of dELiA*s, for 1,136 shares of Class A common stock (valued at $25,000 at the initial public offering price). dELiA*s continues to own all outstanding shares of iTurf's Class B common stock, which represents approximately 94% of the voting power and 72% of the value of iTurf common stock. Each share of Class B common stock is convertible into one share of Class A common stock under certain circumstances.

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

          BASIS OF PRESENTATION--For periods prior to our initial public offering, the financial statements include expenses which have been allocated to iTurf by dELiA*s on a specific identification basis plus the allocated share of the costs associated with resources we shared with dELiA*s. Allocations from dELiA*s for such shared resources were made primarily on a proportional cost method based on related revenues. Management believes these allocations are reasonable. Since our initial public offering, expenses are recorded in accordance with intercompany agreements. The financial statements of iTurf for periods prior to our initial public offering do not necessarily reflect the results of operations or financial position that would have existed had iTurf been an independent company.

          UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, the accompanying condensed consolidated financial statements are presented on a basis consistent with the audited financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with iTurf's January 31, 1999 audited financial statements and the notes thereto, which are included in iTurf's Form S-1, as amended and filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of the results to be expected for the year.

          INCOME TAXES--For periods prior to our initial public offering, our results were included in dELiA*s consolidated federal and state income tax returns and our income tax provision was calculated as if we had operated as an independent company. As a result of our initial public offering, we are required to file a separate return. We do not expect to have net income for fiscal 1999 and expect to fully reserve deferred tax assets. Therefore, we estimate our effective rate for the period since our initial public offering to be zero.

          CASH EQUIVALENTS--The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.



3.   COMMITMENTS AND CONTINGENCIES

          In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the two-year term of the agreement, we have agreed to pay America Online a total of approximately $8.1 million, of which approximately $2.0 million has been paid as of July 31, 1999.



4.   SUBSEQUENT EVENT

          On August 9, 1999, we entered into an Agreement and Plan of Merger to acquire T@ponline.com, Inc. ("Taponline"). Under the terms of the agreement, we will issue 1,587,000 shares of our Class A common stock to the shareholders of Taponline in a tax-free exchange. As a result, Taponline will become a wholly-owned subsidiary of iTurf. Upon closing, which is expected to occur in early September 1999, we will account for the transaction as a purchase. In connection with the transaction, MarketSource Corporation, which is owned by certain of the shareholders of Taponline, has agreed to enter into an arrangement to purchase advertising and other inventory on our network of sites for resale to their clients. Separately, we have agreed to enter into a marketing alliance with MarketSource to promote our network of sites through MarketSource's offline marketing channels. We have committed to purchasing approximately $6.5 million in promotional opportunities through these channels over the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN
CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT ITURF'S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT. AS USED IN THIS REPORT, THE TERM "PARENT" MEANS DELIA*S INC., A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934. OUR PARENT OWNS ALL OF THE SHARES OF OUR CLASS B COMMON STOCK AS OF THE DATE HEREOF. THE CLASS B COMMON STOCK ENTITLES OUR PARENT TO SIX VOTES PER SHARE, AS COMPARED TO ONE VOTE PER SHARE OF OUR CLASS A COMMON STOCK. THEREFORE, SINCE OUR INITIAL PUBLIC OFFERING THROUGH JULY 31, 1999, OUR PARENT HAS HELD APPROXIMATELY 94% OF THE VOTING POWER OF OUR OUTSTANDING CAPITAL STOCK.

OVERVIEW

     We are a leading provider of Internet community, content and e-commerce services focused primarily on young men and women between the ages of 10 and 24, an age group known as "Generation Y." We provide Generation Y with a network of Web sites that addresses this demographic group's concerns, interests, tastes and needs. Our sites offer interactive web/zines with proprietary content, chat rooms, posting boards, personal homepages and e-mail, as well as online shopping opportunities.

     Our historical financial statements for periods prior to our initial public offering include allocations for administrative, distribution and other expenses incurred by our parent for services rendered to iTurf. While we believe such allocations to be reasonable, they are not necessarily indicative of, and it is not practical for us to estimate, the levels of expenses that would have resulted had iTurf been operating as an independent company. Following our initial public offering, the provision of such services and other matters between the two companies, including use of our parent's trademarks, have been governed by intercompany agreements.

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

     On August 9, 1999, we entered into an Agreement and Plan of Merger to acquire T@ponline.com, Inc. ("Taponline"). Under the terms of the agreement, we will issue 1,587,000 shares of our Class A common stock to the shareholders of Taponline in a tax-free exchange. As a result, Taponline will become a wholly-owned subsidiary of iTurf. We will account for the transaction as a purchase. In connection with the transaction, MarketSource Corporation, which is owned by certain of the shareholders of Taponline, has agreed to enter into an arrangement to purchase advertising and sponsorship inventory on our network of sites. Separately, we have agreed to enter into a marketing alliance with MarketSource to promote our network of sites through MarketSource's offline marketing channels. We have committed to purchasing approximately $6.5 million in promotional opportunities through these channels.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to revenues. Any trends reflected by the following table may not be indicative of future results.


                                                 THREE MONTHS  THIRTEEN WEEKS   SIX MONTHS   TWENTY -SIX WEEKS
                                                    ENDED          ENDED          ENDED           ENDED
                                                 JULY 31, 1998  JULY 31, 1999  JULY 31, 1998   JULY 31, 1999
                                                 -------------  -------------  -------------   -------------

  Net revenues                                         100.0%        100.0%        100.0%        100.0%
  Cost of product sales                                 44.6          55.9          45.1          53.6
                                                       -----         -----          -----        ------
  Gross profit                                          55.4          44.1          54.9          46.4
  Selling, general and administrative expenses          58.6         137.3          66.8         104.3
  Interest expense (income), net                         1.5         (33.5)          2.7
                                                       -----         -----          -----        ------
                                                                                                 (19.8)

  Loss before income taxes                              (4.7)        (59.7)        (14.6)        (38.1)
  Benefit for income taxes                              (1.5)          --           (5.3)         (2.9)
                                                        -----         -----         -----         -----
  Net loss                                              (3.2)%       (59.7)%        (9.3)%       (35.2)%
                                                        -----         -----         -----         -----
                                                        -----         -----         -----         -----


COMPARISON OF THIRTEEN WEEKS ENDED JULY 31, 1999 AND THREE MONTHS ENDED JULY 31, 1998

     NET REVENUES. Net revenues increased from $760,000 in the second fiscal quarter of 1998 to $3.0 million for the same period in fiscal 1999. The increase was principally due to increased traffic as a result of our marketing efforts, as well as to sales derived from Web sites launched subsequent to the second fiscal quarter of 1998, including droog.com, dotdotdash.com, StorybookHeirlooms.com and contentsonline.com. Advertising, subscription and licensing revenues were approximately $352,000 for the second quarter of fiscal 1999 and $107,000 for the same period of fiscal 1998.

     GROSS PROFIT. Gross profit increased from $421,000 for the second quarter of fiscal 1998 to $1.3 million for the same period in fiscal 1999 as a result of increased sales. Gross margin decreased from 55.4% in the second quarter of fiscal 1998 to 44.1% in the second quarter of fiscal 1999. The decrease was principally due to increased sales of lower-margin products on our discountdomain.com and TSISoccer.com sites as well as seasonal promotional offers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses are comprised of:

     - sales and marketing expenses, which include advertising costs, credit card fees and distribution costs;

     - product development expenses, which include site development, editorial content and systems costs; and

     -    general and administrative expenses.

     Total selling, general and administrative expenses, including direct expenses, expenses allocated from our parent for periods prior to our initial public offering and expenses charged by our parent in connection with intercompany agreements after our initial public offering, increased from $445,000, or 58.6% of revenues, in the second quarter of fiscal 1998 when these expenses related primarily to the launch of dELiAs.cOm to $4.1 million, or 137.3% of revenues, in the second quarter of fiscal 1999 due to a substantial increase in advertising, product development and overhead costs to support the continued expansion of iTurf.

     In the second quarter of fiscal 1999, selling, general and administrative expenses were comprised of approximately $2.5 million of selling and marketing expenses, $1.1 million of product development costs and $500,000 of general and administrative expenses.

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 31, 1999 AND SIX MONTHS ENDED JULY 31, 1998

     NET REVENUES. Net revenues increased from $829,000 in the first half of fiscal 1998 to $5.6 million for the same period in fiscal 1999. The increase was due to the launch of the dELiAs.cOm and discountdomain.com Web sites in May 1998, the contentsonline.com and droog.com sites in November 1998, the dotdotdash.com site in March 1999 and the StorybookHeirlooms.com site in April 1999, as well as increased traffic as a result of our marketing efforts. Advertising, subscription and licensing revenues were approximately $542,000 for the first half of fiscal 1999 and $107,000 for the same period of fiscal 1998.

     GROSS PROFIT. Gross profit increased from $455,000 for the first half of fiscal 1998 to $2.6 million for the same period in fiscal 1999 as a result of increased sales. Gross margin decreased from 54.9% in the first half of fiscal 1998 to 46.4% in the first half of fiscal 1999. The decrease was principally due to increased sales of lower-margin products on our discountdomain.com and TSISoccer.com as well as seasonal promotional offers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses increased from $554,000, or 66.8% of revenues, in the first half of fiscal 1998 when these expenses related primarily to the launch of dELiAs.cOm, to $5.8 million, or 104.3% of revenues, in the first half of fiscal 1999 due to a substantial increase in advertising, product development and overhead costs to support the continued expansion of iTurf.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

     - seasonal fluctuations in consumer purchasing patterns and advertising spending;

     - mix of product and other revenues;

     - timing of, response to and quantity of our parent's catalog mailings;

     - changes in the growth rate of Internet usage;

     - actions of competitors;

     - the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses; and

     - general economic and market conditions.

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

INCOME TAXES

     Since our initial public offering, we are no longer consolidated with our parent's taxpayer group. For periods prior to such event, we owed our parent our proportionate share of the consolidated tax liability computed as if iTurf were filing a separate return. Any tax loss benefits attributable to us were used by our parent. To the extent that our parent used our tax benefits, we reduced our debt due to our parent, which was repaid in the second quarter of fiscal 1999.

     Now that we are no longer consolidated with our parent's taxpayer group, we may not be able to realize the tax benefit of future losses. Losses generated subsequent to deconsolidation will be available to us to offset any future taxable income for twenty years. However, deferred tax assets recorded to reflect such future benefits are likely to be fully reserved when recorded based on our limited operating history.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used net cash of $65,000 and $3.1 million during the first half of fiscal 1998 and 1999, respectively.

     Net cash used in investing activities of $74.7 million for the first half of fiscal 1999 relate primarily to our purchase of marketable securities and shares of dELiA*s common stock from our parent in connection with our initial public offering. Investing activities in the first half of fiscal 1998 relate to purchases of property and equipment and used approximately $131,000. We expect to make capital expenditures of approximately $4.0 million in fiscal 1999, including investments in technology and physical infrastructure. In addition, a portion of our resources may be used to fund acquisitions or investments in businesses, products and technologies that are complementary to our current business.

     We also expect to spend significant amounts for marketing and other alliances. In May 1999, we entered into a strategic alliance agreement with America Online, Inc. under which we are committed to cash payments of approximately $4.0 million in fiscal 1999 and $4.1 million in fiscal 2000.

     Financing activities provided net cash of $99.8 million for the first half of fiscal 1999 and $202,000 for the same period of fiscal 1998. The significant amount of cash provided by financing activities during the first half of fiscal 1999 relates to the initial public offering of our common stock. Prior to our initial public offering, financing activities were related primarily to loans from our parent.

     We have historically relied on our parent for financing capital expenditures. Our capital requirements depend on numerous factors, including:

     - the rate of market acceptance of iTurf's online presence;

     - our ability to expand iTurf's customer base;

     - the cost of upgrades to our online presence; and

     - our level of expenditures for sales and marketing.

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

     Prior to our initial public offering, we were a borrower under our parent's bank credit facility, which prohibited dividends other than to our parent. Our participation in the bank credit facility was terminated concurrent with our initial public offering.

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

     STATE OF READINESS. All of iTurf's material operating software and our information technology systems and other systems, including telecommunications and warehouse systems, were developed by and are supported by third party vendors. Each of the third party vendors of iTurf's mission-critical operating software has provided a written warranty or assurance to iTurf or our parent that such software will not be affected by the change in the century. The majority of the third party vendors of iTurf's other material operating software and systems have also provided warranties or assurances that such software and systems would be compliant. iTurf has prepared a Year 2000 compliance program, which involves:

     - identifying the material operating software and systems on which iTurf depends, whether used by iTurf or by iTurf's service providers;

     - obtaining written warranties or assurances from third party software and system vendors and service providers;

     - monitoring the compliance efforts of such vendors and service providers; and

     - testing our material operating software and systems.

     We expect to perform tests in the third quarter of fiscal 1999 of some of our material operating software and systems to verify the assurances given by third party vendors and ensure Year 2000 compliance. We have not yet begun to perform these tests on any of our software and systems and we may not be able to test all of our material operating systems. As a result of this timing, we have not identified any material software or systems as requiring remediation or replacement. However, we cannot assure you that all of our material operating software and systems will be Year 2000 compliant.

     In addition to the operating systems and software iTurf uses directly, iTurf's operations are also dependent upon the performance of operating software and systems used by our significant service providers, including our parent and providers of financial, telecommunications and parcel delivery services. Our parent has provided us with assurance that its Year 2000 compliance program is consistent with ours and the status of its efforts is the same as ours. We have contacted each of iTurf's other significant service providers and have obtained written assurances from the majority of such providers that the providers' relevant operating software and systems are or would be in Year 2000 compliance. We are monitoring the status of all iTurf's significant service providers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on iTurf's operations resulting from compliance failures. However, there can be no assurance that iTurf's service providers have, or will have, operating software and systems that are Year 2000 compliant.

     RISKS. The failure of our software or systems to be Year 2000 compliant could prevent us from being able to process or fulfill orders from our customers, could cause users of our Web sites to consider alternative Web community and content providers and could disrupt our financial and management controls and reporting systems. Any such worst-case scenario, if not quickly remedied, would have a material adverse effect on iTurf. Therefore, we are developing contingency plans with respect to such systems and software. We expect our contingency plans to be completed by the end of the third quarter of fiscal 1999.

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

     COSTS. To date, we have spent less than $5,000 on Year 2000 compliance. We expect our incremental costs of addressing Year 2000 issues to be between $25,000 and $50,000. We believe that proceeds of our initial public offering budgeted for investment in technology infrastructure and maintenance will be sufficient to fund our Year 2000 compliance program and contingency plan. However, given iTurf's dependence on third party software and system vendors and service providers and on our customers' vendors, there can be no assurance to that effect.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not involved in any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.


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

     Prior to July 31, 1999, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock registered:

     Underwriting discounts and commissions             $7,438,000

     Other expenses (legal and accounting fees
     and expenses, printing and engraving expenses,
     filing and listing fees, transfer agent and
     registrar fees and miscellaneous)                  $1,413,000

     The net offering proceeds to the Company after deducting the foregoing expenses were $97,409,000. Other than the amounts set forth for underwriting discounts and commissions, the foregoing represent reasonable estimates of expenses.

     The Company did not make, in connection with the offering and sale of the Common Stock registered, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates, persons owning 10% or more of any class of equity securities of the Company, or affiliates of the Company.

     From April 14, 1999 until July 31, 1999, approximately $1.1 million of the net offering proceeds was used for general corporate purposes and $17,734,000 was used to purchase 551,046 shares of common stock of dELiA*s Inc.



CHANGES IN SECURITIES
     None.


ITEM 3. DEFAULT UPON SENIOR SECURITIES
     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.


ITEM 5. OTHER INFORMATION
SALES OF UNREGISTERED SECURITIES
     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a)  Exhibits
     See "Exhibit Index" following the signature page.


(b) The Company filed a Current Report on Form 8-K, dated May 17, 1999, reporting Item 8 (Change in Fiscal Year).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             iTurf Inc.
                             (Registrant)
Date: August 31, 1999

                             By: /S/ STEPHEN I. KAHN
                                ------------------------
                                 Stephen I. Kahn
                                 Chairman of the Board, President and
                                 Chief Executive Officer


                            By: /S/ DENNIS GOLDSTEIN
                                ------------------------
                                Dennis Goldstein
                                Chief Financial Officer and Treasurer
                                (principal financial and accounting officer)

                                  EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of iTurf (incorporated by reference to Exhibit 3.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
3.2 By-laws of iTurf (incorporated by reference to Exhibit 3.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.1    Form of Intercompany Services Agreement (incorporated by reference to
        Exhibit 10.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.2 Form of Trademark License and Customer List Agreement (incorporated by reference to Exhibit 10.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.3 Form of Intercompany Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.4    Form of Tax Allocation Agreement (incorporated by reference to Exhibit
        10.4 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.5 Form of iTurf Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.6 Form of dELiA*s Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.7    Form of Customer Service Agreement (incorporated by reference to Exhibit
        10.7 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.8 Form of Letter Agreement between dELiA*s and iTurf (regarding a sale of control by dELiA*s) (incorporated by reference to Exhibit 10.8 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.9 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.10 Employment Agreement between iTurf and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.11 Employment Agreement between iTurf and Alex S. Navarro (incorporated by reference to Exhibit 10.11 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.12 Employment Agreement between iTurf and Oliver Sharp (incorporated by reference to Exhibit 10.12 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.13 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.14 TSISoccer.com Asset Transfer Agreement, dated April 1, 1999, between iTurf Inc. and TSI Soccer Corporation (incorporated by reference to
        Exhibit 10.14 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.15 Subscription Agreement, dated April 1, 1999, between iTurf Delaware Investment Company and dELiA*s (incorporated by reference to Exhibit
        10.15 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.16 Advertising Agreement between iTurf and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1,
        1999)**
10.17* Agreement and Plan of Merger dated August 9, 1999, by and among iTurf Inc., iTurf Acquisition Corporation, T@PONLINE.COM, Inc. ("Taponline"), the stockholders of Taponline and MarketSource Corporation***
27.1*   Financial Data Schedule

----------------
*      Filed herewith
** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

**** The table of contents to the Agreement and Plan of Merger lists the exhibits and schedules to the Agreement and Plan of Merger. In accordance with Item 601(b)(2) of Regulation S-K, the exhibits and schedules to the Agreement and Plan of Merger have been excluded; such exhibits and/or schedules will be furnished supplementally upon request by the Securities and Exchange Commission.