Form 10-Q
period 1999-10-30
ITURF INC
filed 1999-12-14
CIK 1076914

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 14, 1999


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X]                        QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999



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

                                 (212) 742-1640
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Number of shares of Class A Common Stock outstanding as of December 14, 1999: 7,493,132
         Number of shares of Class B Common Stock outstanding as of December 14, 1999: 11,425,000

                                   -----------

     STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF
1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO:
FLUCTUATIONS IN CONSUMER PURCHASING PATTERNS AND ADVERTISING SPENDING; TIMING OF, RESPONSE TO AND QUANTITY OF OUR PARENT'S CATALOG MAILINGS AND OUR OWN ELECTRONIC MAILINGS; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; ACTIONS OF OUR COMPETITORS; THE TIMING AND AMOUNT OF COSTS RELATING TO THE EXPANSION OF OUR OPERATIONS AND ACQUISITIONS OF TECHNOLOGY OR BUSINESSES AND THEIR INTEGRATION; GENERAL ECONOMIC AND MARKET CONDITIONS; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT OR IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR REGISTRATION STATEMENT (NO. 333-90435) ON FORM S-1, COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

     ALL REFERENCES IN THIS REPORT TO A FISCAL YEAR PRIOR TO FISCAL 1999 REFER TO THE YEAR ENDED JANUARY 31 FOLLOWING THE PARTICULAR CALENDAR YEAR (E.G., "FISCAL 1998" REFERS TO THE YEAR ENDING JANUARY 31, 1999). EFFECTIVE FEBRUARY 1, 1999, WE CHANGED OUR FISCAL YEAR TO END ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CALENDAR YEAR (E.G., "FISCAL 1999" REFERS TO THE FIFTY-TWO WEEKS ENDING JANUARY 29, 2000).

                                     PART I
                              FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   ITURF INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  JANUARY 31, 1999  OCTOBER 30, 1999
                                                                  ----------------  ----------------
                                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents .........................................   $     375   $  19,700
 Short-term investments ............................................        --        48,482
 Prepaid expenses - related party ..................................        --         1,152
 Other current assets ..............................................        --         3,565
                                                                       ---------   ---------
     Total current assets ..........................................         375      72,899

DEFERRED OFFERING COSTS ............................................         110        --
PROPERTY AND EQUIPMENT, NET ........................................         414       3,067
INTANGIBLE ASSETS, NET .............................................         317      18,672
                                                                       ---------   ---------
TOTAL ASSETS .......................................................   $   1,216   $  94,638
                                                                       ---------   ---------
                                                                       ---------   ---------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and other current liabilities ....................   $     263   $   3,728
 Due to dELiA*s ....................................................         573        --
                                                                       ---------   ---------
     Total current liabilities .....................................         836       3,728


STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 1,000,000 shares authorized;
      no shares issued or outstanding ..............................        --          --
 Class A common stock, $.01 par value, 67,500,000 shares authorized;
      no shares issued or outstanding at January 31, 1999;
      6,418,132 shares issued and outstanding at October 30, 1999 ..        --            64
 Class B common stock, $.01 par value, 12,500,000 shares authorized,
      issued and outstanding .......................................         125         125
 Additional paid-in capital ........................................        --       116,388
 Investment in common stock of dELiA*s Inc. ........................        --       (17,734)
 Retained earnings (deficit) .......................................         255      (7,933)
                                                                       ---------   ---------
     Total stockholders' equity ....................................         380      90,910
                                                                       ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $   1,216   $  94,638
                                                                       ---------   ---------
                                                                       ---------   ---------



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 THREE MONTHS     THIRTEEN WEEKS
                                                                                     ENDED             ENDED
                                                                               OCTOBER 31, 1998   OCTOBER 30, 1999
                                                                               ----------------   ----------------
                                                                                          (UNAUDITED)
    NET REVENUES:
        NET PRODUCT SALES....................................................... $    715            $   4,602
        ADVERTISING AND OTHER...................................................      349                  699
                                                                                 --------            ---------
    TOTAL NET REVENUES..........................................................    1,064                5,301
    COST OF PRODUCT SALES.......................................................      359                2,639
                                                                                 --------            ---------
    GROSS PROFIT................................................................      705                2,662
    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................................      497                9,329
    GOODWILL AMORTIZATION EXPENSE...............................................       17                  652
    INTEREST EXPENSE (INCOME), NET..............................................        9                 (965)
                                                                                 --------            ---------
    INCOME (LOSS) BEFORE INCOME TAXES...........................................      182               (6,354)
    PROVISION FOR INCOME TAXES..................................................       83                   --
                                                                                 --------            ---------
    NET INCOME (LOSS)........................................................... $     99            $  (6,354)
                                                                                 ========            =========
    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE............................... $   0.01            $   (0.35)
                                                                                 ========            =========
    SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
        NET INCOME (LOSS) PER SHARE.............................................   12,500               18,360
                                                                                 ========            =========



                                                                              NINE MONTHS   THIRTY-NINE WEEKS
                                                                                ENDED             ENDED
                                                                           OCTOBER 31, 1998 OCTOBER 30, 1999
                                                                           ---------------- ----------------
                                                                                     (UNAUDITED)
NET REVENUES:
    NET PRODUCT SALES ......................................................... $  1,437   $  9,627
    ADVERTISING AND OTHER .....................................................      456      1,241
                                                                                --------   --------
TOTAL NET REVENUES ............................................................    1,893     10,868
COST OF PRODUCT SALES .........................................................      733      5,622
                                                                                --------   --------
GROSS PROFIT ..................................................................    1,160      5,246
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..................................    1,017     15,096
GOODWILL AMORTIZATION EXPENSE .................................................       51        690
INTEREST EXPENSE (INCOME), NET ................................................       31     (2,066)
                                                                                --------   --------
INCOME (LOSS) BEFORE INCOME TAXES .............................................       61     (8,474)
PROVISION (BENEFIT) FOR INCOME TAXES ..........................................       39       (161)
                                                                                --------   --------
NET INCOME (LOSS) ............................................................. $     22   $ (8,313)
                                                                                --------   --------
                                                                                --------   --------
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE ................................. $   0.00   $  (0.51)
                                                                                --------   --------
                                                                                --------   --------
SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
    NET INCOME (LOSS) PER SHARE ...............................................   12,500     16,368
                                                                                --------   --------
                                                                                --------   --------


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               NINE MONTHS    THIRTY-NINE WEEKS
                                                                                  ENDED             ENDED
                                                                             OCTOBER 31, 1998 OCTOBER 30, 1999
                                                                             ---------------- ----------------
                                                                                            (UNAUDITED)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net income (loss) ..........................................................   $     22    $ (8,313)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation and amortization ............................................         80         929
   Amortization of premiums and discounts on investments, net ...............       --          (318)
   Changes in operating assets and liabilities:
          Prepaid expenses - related party ..................................       --        (1,152)
          Other current assets ..............................................       --        (3,565)
          Other assets ......................................................        (18)       --
          Other current liabilities .........................................        228       3,178
                                                                                --------    --------
Net cash provided by (used in) operating activities .........................        312      (9,241)
                                                                                --------    --------
                                                                                --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of dELiA*s stock ..................................................       --       (17,734)
 Capital expenditures .......................................................       (201)     (2,158)
 Acquisitions ...............................................................       --          (444)
 Purchase of held-to-maturity investment securities .........................       --       (65,158)
 Proceeds from the maturity of held-to-maturity investment securities .......       --        16,994
                                                                                --------    --------
Net cash used in investing activities .......................................       (201)    (68,500)
                                                                                --------    --------
                                                                                --------    --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock .................................       --        97,639
 Loan from dELiA*s ..........................................................      1,570       1,001
 Repayment to dELiA*s .......................................................     (1,670)     (1,574)
                                                                                --------    --------
Net cash provided by (used in) financing activities .........................       (100)     97,066
                                                                                --------    --------
                                                                                --------    --------
INCREASE IN CASH & CASH EQUIVALENTS .........................................         11      19,325

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ................................         31         375
                                                                                --------    --------
CASH & CASH EQUIVALENTS--END OF PERIOD ......................................   $     42    $ 19,700
                                                                                --------    --------
                                                                                --------    --------


Supplemental disclosure of noncash financing and investing activity: April 1999 issuance of common stock for the acquisition of TSISoccer.com domain name. See
Note 1. September 1999 issuance of common stock for the acquisition of T@PONLINE.COM, Inc. See Note 3.

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

        iTurf Inc. is an Internet community and marketer of apparel, related accessories, home furnishings and soccer merchandise that is focused primarily on young men and women between the ages of 10 and 24, an age group known as "Generation Y." We are a subsidiary of dELiA*s Inc. The accompanying financial statements of iTurf, which was incorporated in August 1997, include all of dELiA*s Internet operations from that date of incorporation, as well as the Internet operations of TSI Soccer Corporation prior to that date. We utilize dELiA*s business relationships, infrastructure and brand names and relied on dELiA*s to provide financing for our operations until April 14, 1999, when we completed an initial public offering of our Class A common stock.

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

        In our initial public offering, we issued 4,830,000 shares of our Class A common stock to the public at a price of $22 per share to receive net cash proceeds of approximately $97,409,000 after expenses. Holders of Class A common stock have voting rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B are entitled to six votes per share. In connection with the initial public offering, iTurf acquired the TSISoccer.com domain name from TSI Soccer Corporation, a wholly-owned subsidiary of dELiA*s, for 1,136 shares of Class A common stock (valued at $25,000 at the initial public offering price). dELiA*s continues to own all outstanding shares of iTurf's Class B common stock, each share of which is convertible into one share of Class A common stock under certain circumstances. At October 30, 1999, dELiA*s owned approximately 92% of the voting power and 66% of the value of iTurf common stock.

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

        BASIS OF PRESENTATION--For periods prior to our initial public offering, the financial statements include expenses which have been allocated to iTurf by dELiA*s on a specific identification basis plus the allocated share of the costs associated with resources we shared with dELiA*s. Allocations from dELiA*s for such shared resources were made primarily on a proportional cost method based on related revenues. While management believes these allocations are reasonable, the financial statements of iTurf for periods prior to our initial public offering do not necessarily reflect the results of operations or financial position that would have existed had iTurf been an independent company. Since our initial public offering, similar expenses are recorded in accordance with intercompany agreements. At October 30,1999, a portion of our fourth quarter intercompany expenses were prepaid, which is reflected as a related party asset on our balance sheet.

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

        CASH EQUIVALENTS-- We consider all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

        RECLASSIFICATIONS-- Certain amounts have been reclassified to conform to the current period presentation.



3.  ACQUISITION

        On September 1, 1999, iTurf Inc. acquired T@PONLINE.COM, Inc. The merger consideration consisted of 1,586,996 shares of our Class A common stock. In accordance with the purchase method of accounting, the results of Taponline have been included in our consolidated financial statements since the date of merger. The excess of the aggregate purchase price over the fair market value of net assets acquired of $19.0 million was allocated to goodwill based upon preliminary estimates of fair values and is being amortized over five years. On a pro forma basis, assuming the merger had been completed on the first day of each fiscal year, net sales, net loss and loss per share would have been approximately $2.1 million, $3.0 million and $0.21, respectively, for the nine months ended October

    31, 1998 and $11.0 million, $14.1 million and $0.78, respectively, for the thirty-nine weeks ended October 30, 1999. These results are presented for informational purposes only and do not necessarily represent results which would have occurred, and they may not be indicative of future results of combined operations.



4.  COMMITMENTS AND CONTINGENCIES

        In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the two-year term of the agreement, we have agreed to pay America Online a total of approximately $8.1 million, of which approximately $4.0 million was paid as of October 30, 1999. The total expected payment is being recognized as advertising expense on a straight-line basis over the life of the marketing program.

        In August 1999, we entered into a strategic marketing alliance with Microsoft Corporation. Over the one-year term of the agreement, we have agreed to pay Microsoft a total of at least $4.6 million, of which approximately $775,000 was paid as of October 30, 1999. The total expected payment is being recognized as advertising expense on a straight-line basis over the life of the marketing program.

        In connection with the Taponline transaction, MarketSource Corporation, which is owned by certain of the shareholders of Taponline, including Martin Levine, who was recently elected as a member of our board of directors, entered into an arrangement to purchase advertising and other inventory on our network of sites for resale to MarketSource's clients. Separately, we have agreed to enter into a marketing alliance with MarketSource to promote our network of sites through MarketSource's offline marketing channels. We committed to purchasing approximately $6.5 million in promotional opportunities through these channels over the next three years.



5.  SUBSEQUENT EVENTS

         On November 17, 1999, 325,000 shares of our Class B common stock were converted to Class A common stock and sold by dELiA*s to Kistler Joint Venture. On November 29, 1999, 1,675,000 shares of our Class A common stock, to be issued upon conversion, were registered for future sale. On December 6, 1999, 750,000 shares of our Class B common stock held by dELiA*s were converted to Class A common stock and sold by dELiA*s pursuant to the registration statement. As a result of these transactions, our parent's interest in iTurf was reduced to 90% of vote and 60% of value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT ITURF'S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT. AS USED IN THIS REPORT, THE TERM "PARENT" MEANS DELIA*S INC., A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934. OUR PARENT OWNS ALL OF THE SHARES OF OUR CLASS B COMMON STOCK WHICH ENTITLES OUR PARENT TO SIX VOTES PER SHARE, AS COMPARED TO ONE VOTE PER SHARE OF OUR CLASS A COMMON STOCK. AS OF OCTOBER 30, OUR PARENT HELD APPROXIMATELY 92% OF THE VOTING POWER OF OUR OUTSTANDING CAPITAL STOCK.

    OVERVIEW

        We are a leading online teen network providing Internet community, content and e-commerce services focused primarily on young men and women between the ages of 10 and 24, an age group known as "Generation Y." We provide Generation Y with a network of Web sites that addresses this demographic group's concerns, interests, tastes and needs. Our sites offer interactive web/zines with proprietary content, chat rooms, posting boards, personal homepages and e-mail, as well as online shopping opportunities.

        Our historical financial statements for periods prior to our April 1999 initial public offering include allocations for administrative, distribution and other expenses incurred by our parent for services rendered to iTurf. While we believe such allocations to be reasonable, they are not necessarily indicative of, and it is not practical for us to estimate, the levels of expenses that would have resulted had iTurf been operating as an independent company. Following our initial public offering, the provision of such services and other matters between the two companies, including use of our parent's trademarks, has been governed by intercompany agreements.

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

        On September 1, 1999, iTurf Inc. acquired T@PONLINE.COM, Inc. The merger consideration consisted of 1,586,996 shares of our Class A common stock. In accordance with the purchase method of accounting, the results of Taponline have been included in our consolidated financial statements since the date of merger.

    RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to total net revenues. Any trends reflected by the following table may not be indicative of future results.


                                                  THREE MONTHS    THIRTEEN WEEKS   NINE MONTHS     THIRTY-NINE WEEKS
                                                       ENDED         ENDED            ENDED            ENDED
                                                OCTOBER 31, 1998 OCTOBER 30, 1999 OCTOBER 31, 1998   OCTOBER 30, 1999
                                                ---------------- ---------------- ----------------   ----------------
Net product sales                                     67.2%            86.8%            75.9%              88.6%
Advertising and other revenues                        32.8             13.2             24.1               11.4
                                                     -----            -----            -----              -----
Total net revenues                                   100.0            100.0            100.0              100.0
Cost of product sales                                 33.7             49.8             38.7               51.7
                                                     -----            -----            -----              -----
Gross profit                                          66.3             50.2             61.3               48.3
Selling, general and administrative expenses          46.7            176.0             53.7              138.9
Goodwill amortization                                  1.6             12.3              2.7                6.4
Interest expense (income), net                         0.9            (18.2)             1.6              (19.0)
                                                     -----            -----            -----              -----
Income (loss) before income taxes                     17.1           (119.9)             3.3              (78.0)
Provision (benefit) for income taxes                   7.8              --               2.1               (1.5)
                                                     -----            -----            -----              -----
Net income (loss)                                      9.3%          (119.9)%            1.2%             (76.5)%
                                                     -----            -----            -----              -----
                                                     -----            -----            -----              -----

        COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 30, 1999 AND THREE MONTHS ENDED OCTOBER 31, 1998

        NET REVENUES. Net revenues increased from $1.1 million in the third fiscal quarter of 1998 to $5.3 million for the same period in fiscal 1999. The increase was principally due to increased traffic as a result of our marketing efforts and growth in Internet usage, as well as to sales derived from Web sites launched or acquired subsequent to the third fiscal quarter of 1998, including droog.com, dotdotdash.com, StorybookHeirlooms.com, contentsonline.com and OnTap.com. Advertising, subscription and licensing revenues increased to $699,000 for the third quarter of fiscal 1999 from $349,000 for the same period of fiscal 1998 primarily as a result of the Taponline acquistion.

        GROSS PROFIT. Gross profit increased from $705,000 for the third quarter of fiscal 1998 to $2.7 million for the same period in fiscal 1999 as a result of increased sales. Gross margin decreased from 66.3% in the third quarter of fiscal 1998 to 50.2% in the third quarter of fiscal 1999. The decrease was principally due to a decrease in advertising and other revenues as a percent of total revenues.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses are comprised of:

- sales and marketing expenses, which include advertising costs, credit card fees and distribution costs;

- product development expenses, which include site development, editorial content and systems costs; and

- general and administrative expenses, which include depreciation but exclude goodwill amortization expenses.

        Total selling, general and administrative expenses, including direct expenses, expenses allocated from our parent for periods prior to our initial public offering and expenses charged by our parent in connection with intercompany agreements after our initial public offering, increased from $497,000, or 46.7% of revenues, in the third quarter of fiscal 1998 to $9.3 million, or 176.0% of revenues, in the third quarter of fiscal 1999 due to a substantial increase in advertising, product development and overhead costs to support the continued expansion of iTurf. During the third quarter of 1999, we incurred approximately

    $2.5 million of expenses in connection with services provided to us by our parent.

        In the third quarter of fiscal 1999, selling, general and administrative expenses were comprised of approximately $6.7 million of selling and marketing expenses, $1.8 million of product development costs and $800,000 of general and administrative expenses.

        GOODWILL AMORTIZATION. Goodwill amortization increased significantly from $17,000, or 1.6% of revenues, for the third quarter of fiscal 1998 to $652,000, or 12.3% of revenues, for the same period in fiscal 1999 as a result of the Taponline acquisition.


    COMPARISON OF THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 AND NINE MONTHS ENDED OCTOBER 31, 1998

        NET REVENUES. Net revenues increased from $1.9 million in the first three quarters of fiscal 1998 to $10.9 million for the same period in fiscal 1999. The increase was due to the launch of the dELiAs.cOm and discountdomain.com Web sites in May 1998, the contentsonline.com and droog.com sites in November 1998, the dotdotdash.com site in March 1999 and the StorybookHeirlooms.com site in April 1999, the acquisition of OnTap.com in September 1999 as well as increased traffic as a result of our marketing efforts and growth in Internet usage. Advertising, subscription and licensing revenues increased to approximately $1.2 million for the first three quarters of fiscal 1999 from $456,000 for the same period of fiscal 1998 as a result of both increased advertising on gURL.com and the Taponline acquisition.

        GROSS PROFIT. Gross profit increased from $1.2 million for the first three quarters of fiscal 1998 to $5.2 million for the same period in fiscal 1999 as a result of increased sales. Gross margin decreased from 61.3% in the first three quarters of fiscal 1998 to 48.3% in the first three quarters of fiscal 1999. The decrease was principally due to increased sales of lower-margin products on our discountdomain.com and TSISoccer.com sites as well as seasonal promotional offers. The change also reflects a decrease in advertising and other revenues as a percent of total revenues.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses increased from $1.0 million, or 53.7% of revenues, in the first three quarters of fiscal 1998 to $15.1 million, or 138.9% of revenues, in the first three quarters of fiscal 1999 due to a substantial increase in advertising, product development and overhead costs to support the continued expansion of iTurf. During the first three quarters of 1999, we incurred approximately $5.1 million of expenses in connection with services provided to us by our parent.

        GOODWILL AMORTIZATION. Goodwill amortization increased significantly from $51,000, or 2.7% of revenues, for the first three quarters of fiscal 1998 to $690,000, or 6.4% of revenues, for the same period in fiscal 1999 as a result of the Taponline acquisition.


    QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

- seasonal fluctuations in consumer purchasing patterns and advertising spending;
-       mix of product and other revenues;
- timing of, response to and quantity of our parent's catalog mailings and our own electronic mailings;

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

    INCOME TAXES

        Since our initial public offering, we are no longer consolidated with our parent's taxpayer group. For periods prior to such event, we owed our parent our proportionate share of the consolidated tax liability computed as if iTurf were filing a separate return. Any tax loss benefits attributable to us were used by our parent. To the extent that our parent used our tax benefits, we reduced our debt due to our parent, which was repaid in the third quarter of fiscal 1999.

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

    LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided net cash of $312,000 for the first three quarters of fiscal 1998 and used $9.2 million during the first three quarters of fiscal 1999. This significant cash usage during fiscal 1999 reflects higher operating expenses as well as prepayments of marketing and other costs.

        Net cash used in investing activities of $68.5 million for the first three quarters of fiscal 1999 relate primarily to our investments in marketable securities and purchase of shares of dELiA*s common stock from our parent in connection with our initial public offering. During the first three quarters of fiscal 1999, our investing activities, which used approximately $201,000, relate to purchases of property and equipment. We expect to make additional capital expenditures of approximately $250,000 in the fourth quarter of fiscal 1999, including investments in technology and physical infrastructure. In addition, a portion of our resources may be used to fund acquisitions or investments in businesses, products and technologies that are complementary to our current business.

        We also expect to spend significant amounts for marketing and other alliances. In May 1999, we entered into a strategic alliance agreement with America Online, Inc. under which we committed to cash payments of approximately $4.0 million in fiscal 1999 and $4.1 million in fiscal 2000. In August 1999, we entered into a strategic marketing alliance with Microsoft Corporation under which we agreed to pay Microsoft a total of at least $4.6 million over the one-year term of the agreement. In connection with the September 1999 Taponline transaction, we agreed to purchase approximately $6.5 million in promotional opportunities through these MarketSource's offline marketing channels over the next three years.

        Financing activities provided net cash of $97.1 million for the first three quarters of fiscal 1999 and used $100,000 for the same period of fiscal 1998. The significant amount of cash provided by financing activities during the first three quarters of fiscal 1999 relates to the initial public offering of our common stock. Prior to our initial public offering, financing activities were related primarily to loans from our parent.

     Our capital requirements depend on numerous factors, including:

    - the rate of market acceptance of iTurf's online presence;

    - our ability to expand iTurf's customer base;

    - the cost of upgrades to our online presence; and

    - our level of expenditures for sales and marketing.

        The timing and amount of such capital requirements cannot accurately be predicted. Additionally, we will continue to evaluate possible investments in businesses, products and system technologies and to develop plans to expand our sales and marketing programs and conduct more aggressive brand promotions. We believe that the net proceeds of our initial public offering, together with our cash from operations, will be sufficient to meet anticipated cash needs at least through fiscal 2000.


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

        During the third quarter, we began to perform tests of some of our material operating software and systems to verify the assurances given by third party vendors and ensure Year 2000 compliance. The testing, which has since been completed, has not identified any material software or systems as requiring remediation or replacement. However, we cannot assure you that all of our material operating software and systems will be Year 2000 compliant.

        In addition to the operating systems and software iTurf uses directly, our operations are also dependent upon the performance of operating software and systems used by our significant service providers, including our parent and providers of financial, telecommunications and parcel delivery services. Our parent has provided us with assurance that its Year 2000 compliance program is consistent with ours and the status of its efforts is the same as ours. We have contacted each of iTurf's other significant service providers and have obtained written assurances from the majority of such providers that the providers' relevant operating software and systems are or would be in Year 2000 compliance. We are monitoring the status of all iTurf's significant service providers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on iTurf's operations resulting from compliance failures. However, there can be no assurance that iTurf's service providers have, or will have, operating software and systems that are Year 2000 compliant.

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

        COSTS. To date, we have spent less than $5,000 on Year 2000 compliance. We expect that our incremental costs of addressing Year 2000 issues may be as much as $50,000. We believe that the proceeds of our initial public offering budgeted for investment in technology infrastructure and maintenance will be sufficient to fund our Year 2000 compliance program and contingency plan. However, given iTurf's dependence on third party software and system vendors and service providers and on our customers' vendors, there can be no assurance to that effect.


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

        Prior to October 30, 1999, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock registered:

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

        From April 14, 1999 until October 30, 1999, approximately $5.8 million of the net offering proceeds was used for general corporate purposes and $17,734,000 was used to purchase 551,046 shares of common stock of dELiA*s Inc.



    CHANGES IN SECURITIES
        None.


    ITEM 3. DEFAULT UPON SENIOR SECURITIES
        None.


    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.


    ITEM 5. OTHER INFORMATION

    SALES OF UNREGISTERED SECURITIES

        On September 1, 1999, we issued 1,586,996 shares of our Class A common stock to the shareholders of T@PONLINE.COM, Inc. in a transaction which was exempt from Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        (a)  Exhibits

             See "Exhibit Index" following the signature page.

        (b) We filed the following reports on Form 8-K during the fiscal quarter:

            (i)   current report on Form 8-K, dated August 11, 1999, reporting
                  Item 5. This report contained information about our agreement to acquire T@PONLINE.COM, Inc.

            (ii)  current report on Form 8-K, dated September 7, 1999, reporting
                  Item 2. This report contained information about our acquisition of T@PONLINE.COM, Inc.

                                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   iTurf Inc.
                                   (Registrant)
Date: December 14, 1999

                                   By: /s/ STEPHEN I. KAHN
                                       -----------------------------------------
                                           Stephen I. Kahn
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                                   By: /s/ DENNIS GOLDSTEIN
                                       -----------------------------------------
                                           Dennis Goldstein
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of iTurf (incorporated by reference to Exhibit 3.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
3.2 By-laws of iTurf (incorporated by reference to Exhibit 3.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.1     Form of Intercompany Services Agreement (incorporated by reference to
         Exhibit 10.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.2 Form of Trademark License and Customer List Agreement (incorporated by reference to Exhibit 10.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.3 Form of Intercompany Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.4     Form of Tax Allocation Agreement (incorporated by reference to Exhibit
         10.4 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.5 Form of iTurf Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.6 Form of dELiA*s Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.7     Form of Customer Service Agreement (incorporated by reference to
         Exhibit 10.7 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.8 Form of Letter Agreement between dELiA*s and iTurf (regarding a sale of control by dELiA*s) (incorporated by reference to Exhibit 10.8 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.9 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.10 Employment Agreement between iTurf and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.11 Employment Agreement between iTurf and Alex S. Navarro (incorporated by reference to Exhibit 10.11 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.12 Employment Agreement between iTurf and Oliver Sharp (incorporated by reference to Exhibit 10.12 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.13 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.14 TSISoccer.com Asset Transfer Agreement, dated April 1, 1999, between iTurf Inc. and TSI Soccer Corporation (incorporated by reference to Exhibit 10.14 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.15 Subscription Agreement, dated April 1, 1999, between iTurf Delaware Investment Company and dELiA*s (incorporated by reference to Exhibit
         10.15 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.16 Advertising Agreement between iTurf and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1,
         1999)**
10.17 Online Advertising Authorized Reseller Agreement between iTurf, Taponline and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.1 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)
10.18 Offline Advertising Purchase Agreement between iTurf and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to
         Exhibit 99.2 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)
10.19 Registration Rights Agreement between iTurf and Marketsource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435)

27.1*    Financial Data Schedule

*      Filed herewith
** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.