Form 10-K
period 2000-01-29
ITURF INC
filed 2000-04-28
CIK 1076914

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 28, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                               ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee Required]

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                         Commission file number 0-25347
                                   iTURF INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN OUR CHARTER)

         DELAWARE                                     13-3963754
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                ONE BATTERY PARK PLAZA, NEW YORK, NEW YORK 10004
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)
                                (212) 742-1640
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, $.01 par value per share
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of common stock held by non-affiliates of the registrant as of April 20, 2000: $39,690,159

    Number of shares of Class A Common Stock outstanding as of April 20, 2000:
8,598,870

    Number of shares of Class B Common Stock outstanding as of April 20, 2000:
11,425,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 1 - BUSINESS" AND "PART II - ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: FLUCTUATIONS IN CONSUMER PURCHASING PATTERNS AND ADVERTISING SPENDING; TIMING OF, RESPONSE TO AND QUANTITY OF OUR PARENT'S CATALOG MAILINGS AND OUR OWN ELECTRONIC MAILINGS; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; ACTIONS OF OUR COMPETITORS; THE TIMING AND AMOUNT OF COSTS RELATING TO THE EXPANSION OF OUR OPERATIONS AND ACQUISITIONS OF TECHNOLOGY OR BUSINESSES AND THEIR INTEGRATION; GENERAL ECONOMIC AND MARKET CONDITIONS; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT INCLUDING, WITHOUT LIMITATION, UNDER "PART I
- ITEM 1 BUSINESS - RISK FACTORS" COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF. THIS REPORT INCLUDES MARKET DATA RELATED TO THE INDUSTRIES IN WHICH WE ARE INVOLVED. THIS DATA HAS BEEN DERIVED FROM STUDIES PUBLISHED BY MARKET RESEARCH FIRMS, TRADE ASSOCIATIONS AND OTHER ORGANIZATIONS. THESE ORGANIZATIONS SOMETIMES ASSUME EVENTS, TRENDS AND ACTIVITIES WILL OCCUR AND PROJECT INFORMATION BASED ON THOSE ASSUMPTIONS. IF ANY OF THEIR ASSUMPTIONS ARE WRONG, THEIR PROJECTIONS MAY ALSO BE WRONG. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC ON FORMS 10-K, 10-Q AND 8-K.

         ANY REFERENCE IN THIS REPORT TO A PARTICULAR FISCAL YEAR AFTER 1998 IS TO THE YEAR ENDED ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 1999" MEANS THE PERIOD FROM FEBRUARY 1, 1999 TO JANUARY 29, 2000. ANY REFERENCE IN THIS REPORT TO A PARTICULAR FISCAL YEAR BEFORE 1999 IS TO THE YEAR ENDED JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 1998" MEANS THE PERIOD FROM FEBRUARY 1, 1998 TO JANUARY 31, 1999.

PART I

ITEM 1.  BUSINESS.

OUR BUSINESS

         iTurf is a leading provider of Internet community, content and electronic commerce, or e-commerce, services focused primarily on teens and young adults, based on sales and traffic on our Web sites. There are 57 million people between the ages of 10 and 24. They account for over $278 billion of disposable income. The iTurf network of Web sites is an online destination that addresses the concerns, interests, tastes and needs of this demographic group. iTurf combines the style and editorial flair of media focused on teens and young adults with direct marketing and e-commerce competencies. Our network of Web sites includes sites that offer interactive web/zines with proprietary content, chat rooms, posting boards, personal homepages and e-mail, as well as online shopping opportunities. Our network is currently comprised of our the following community sites:

         -    gURL,
         -    OnTap,
         -    TheSpark and
         -    SparkNotes

and the following commerce sites that offer a wide range of apparel, accessories, footwear, athletic gear and home furnishings:

         -    dELiAs.com
         -    tsisoccer.com
         -    discountdomain.com
         -    droog.com; and
         -    StorybookHeirlooms.com

         We are a subsidiary of dELiA*s Inc., a leading marketer targeting teens and young adults. Our relationship with our parent provides the following advantages:

         - exclusive online use of leading brand names including dELiA*s and TSI Soccer;
         - a proprietary 12 million-name database and access to six million individuals who have made catalog purchases;
         - advertising space in our parent's catalog publications that collectively have circulation in excess of 70 million;
         - substantial merchandising expertise and strong relationships with hundreds of vendors; and
         - sophisticated services from our parent's distribution center to fill our product orders.

         The number of visitors to our Web sites and online sales have grown rapidly over the last year as a result of both internal growth and acquisitions. We estimate that the number of Web pages viewed by online users per month on our Web sites has grown from approximately 35 million in February 1999 to approximately 172 million in February 2000. Our revenues have increased from $4.0 million in fiscal 1998 to $24.8 million in fiscal 1999.

INDUSTRY BACKGROUND

         GROWTH OF THE INTERNET AND E-COMMERCE

         The Internet has emerged as a global medium that enables millions of people to share information, communicate and conduct business electronically. An independent research firm has projected that the number of Web users will grow from approximately 131 million worldwide in 1999 to approximately 350 million worldwide in 2003. This rapid adoption represents a significant opportunity for businesses to advertise and sell products. An independent research firm projects that online commerce transactions to the home will increase from approximately $5 million in 1997 to approximately $133 billion in 2004. Another independent research firm has also projected that Internet advertising will increase from approximately $3 billion in 1999 to $32 billion in 2005.

         GROWTH OF ONLINE COMMUNITIES

         As the Internet grows, we believe that users seek the same opportunity for compelling content, information, expression, interaction, support and recognition that they seek in the everyday world. The major navigational sites typically provide general information and search services. These sites are not dedicated to publishing proprietary content and aggregating user-generated content. Often, the most relevant content for a user is generated by others who share an interest in what is published. Multi-faceted online communities linking related Web sites provide users with the ability to access unique, proprietary content and to interact directly with the authors of personalized content.

         GENERATION Y'S INCREASING IMPORTANCE TO THE INTERNET

         The U. S. Census Bureau projects that Generation Y will grow from 57.4 million in 1999 to 63.1 million in 2010. This growth rate is estimated to outpace growth of the general popuation by 10%. Teens and young adults also possess substantial disposable income. Based upon Census Bureau estimates, we believe that 10-24 year olds generated disposable income in excess of $278 billion in 1997.

         At the same time, teens and young adults are becoming increasingly involved in the Internet. We estimate that the number of teens (ages 13 to 17) who regularly access the Internet will rise from 6.8 million in 1999 to over
12.3 million by 2002. Their increased activity creates a significant opportunity for both selling products and advertising to teens and young adults online. We also believe that online commerce sales to teens (ages 13 to 17) will increase from $161 million in 1999 to $1.4 billion in 2002 and advertising to Generation Y will increase from $907 million in 1999 to $2.1 billion in 2002.

         We may not enjoy the same growth rates as the recent or expected rates of growth in the number of teens and young adults, their Web usage, their e-commerce spending or advertising to them.

THE NEED FOR A GENERATION Y ONLINE DESTINATION

         We believe the teen and young adult market is a large and underserved audience that desires entertainment, communication, content and advice in an environment focused on their particular needs. Teens and young adults are influenced by new media and information sources and demand fresh and engaging content that speaks to them without speaking down to them. The major Internet navigational sites are generally:

         - designed to appeal to a broad audience and therefore have not created an environment focused on the specific programming needs and buying habits of teens and young adults;

         - do not exclusively address the issues that are relevant to teens, such as peer, parental and school-related pressures, and issues revolving around friendship, sexuality and competition; and

         - do not provide the kind of interactivity and services that this group seeks, such as communication with their peers through chat and e-mail, away from the adults in their lives, in addition to news, online games and personal home page building.

         We believe that creating an online destination that caters exclusively to teens and young adults is essential to marketing to this group. From a marketing perspective, teens and young adults are difficult to reach and has demonstrated a resistance to traditional marketing techniques. We believe marketing products and services indirectly in the context of demographically appropriate editorial information, rather than traditional advertising methods, is a more effective way to reach this audience. Accordingly, we believe there is a need for a teen and young adult online destination consisting of an integrated network of community and commerce in a trusted environment.

THE iTURF SOLUTION

         The iTurf network is an online destination where teens and young adults can congregate in an environment that caters exclusively to their interests and promotes their participation and personal growth. iTurf integrates online community and commerce through a network of sites focused primarily on teens and young adults, providing compelling and topical content as well as forums for interactive communication. Our network of Web sites is currently comprised of our gURL, OnTap and recently acquired TheSpark community sites and multiple commerce sites.

         Our gURL community is a group of sites marketed under the gURL brand, anchored by our gURL.com site. The gURL community sites provide a place where girls and young women can find peer support and advice from like-minded users through community resources such as chat rooms, posting boards, home-page hosting services and Web-based e-mail services. Our gURL sites provide interactive features and regularly updated articles on topics of interest to teen girls and young women, such as shopping, fashion and beauty, peer pressure, entertainment, music, relationships, emotions, gossip and news.

         OnTap.com is an Internet Web site with information and community services directed at male teens and young men.

         TheSpark.com and SparkNotes.com are community and content Web sites focusing on college students and young adults. They offer entertaining content, interactive features and academic resources designed specifically for students and young adults.

         Our commerce sites offer a wide range of apparel, accessories, footwear, athletic gear and home furnishing products for both teen girls and boys. Our most prominent online store, dELiAs.cOm, offers apparel, cosmetics, accessories, footwear, home furnishings, light furniture and other products for teen girls and young women. Our other commerce sites include:

         -    tsisoccer.com, offering soccer and other sports related products;
         - discountdomain.com, a membership-based discount shopping service offering casual apparel and athletic clothing and consumer electronics products;
         - droog.com, a site that offers apparel, accessories and footwear for teen boys and young men; and
         - StorybookHeirlooms.com, a site that offers apparel, accessories and footwear for girls between the ages of four and eleven and their mothers.

         Our commerce and community sites are linked by iTurf.com. We intend to develop iTurf.com as the online meeting place and community for teens and young adults. We will promote and drive traffic to this site through all of the properties in our network. We will promote iTurf.com to teen girls and young women through gURL.com, dELiAs.cOm and other female-targeted offerings. We will promote iTurf to teen boys and young men through our male-focused offerings. In addition to our e-commerce efforts, we generate advertising and sponsorship revenue from advertisers seeking targeted access to teens and young adults.

THE iTURF ADVANTAGE

         We believe we are one of the few online networks to focus primarily on the teen and young adult market and that our relationship with our parent, the leading direct marketer to teens and young adults, provides us with the following advantages:

         ABILITY TO ATTRACT CUSTOMERS AND USERS TO WEB SITES.

         - ACCESS TO PROPRIETARY DATABASE OF OVER TWELVE MILLION NAMES. We have the exclusive online right to our parent's database of catalog buyers and requesters. This database has grown rapidly from 198,000 names as of January 31, 1996 to over 12 million names today and is growing by over 1.5 million names each year. In excess of 1,000,000 customer records in the database have e-mail addresses. This database includes more than 6.5 million buyers of direct mail products and contains extensive individual purchasing histories. We believe this proprietary database would be difficult for competitors to replicate and creates a significant competitive advantage in targeting teens and young adults.
         - COMPELLING, TOPICAL CONTENT. Compelling, topical and regularly-updated online content is critical to driving repeat customers and users to our Web sites. We obtain content from both our internal staff and our parent. This content consists of engaging editorial copy from direct marketing products, and content from our community sites including regularly-updated articles, series and games as well as thousands of pages of user-generated content. Accordingly, we believe we have the editorial assets necessary to keep our content fresh and updated and to continue to attract and retain new customers and users.
         - iTURF TRADE NAMES. We have the exclusive online right to our parent's licensed trade names, including dELiA*s, TSI Soccer, Storybook Heirlooms, discountdomain and Droog, and to our own iTurf, gURL, OnTap and TheSpark trade names. We believe these trade names have been a strong motivating factor in attracting customers, especially with regard to consumers who have not yet made a purchase online. We believe that a significant portion of our success has been attributable to the goodwill and trust earned by our brands among teen and young adult consumers and their parents. Very few online marketers have the brands to successfully penetrate the teen market as we have.
         - EXCLUSIVE ADVERTISING AND PROMOTIONAL SPACE IN THE LARGEST PUBLICATION DIRECTED AT OUR TARGET MARKET. To date, we have advertised our Web sites primarily through our parent's catalogs, which have an annual circulation in excess of 70 million. The dELiA*s catalog has the largest domestic circulation of any publication directed at teens and young adults. Since our initial public offering, we have had certain exclusive rights to purchase promotional and advertising space in our parent's catalog titles, including dELiA*s, TSI Soccer, Storybook Heirlooms and Droog. We intend to increase the amount of advertising we place in these titles.

         ABILITY TO DELIVER SUPERIOR E-COMMERCE SOLUTIONS.

         - SOPHISTICATED FULFILLMENT CAPABILITY. We are able to fill orders through our parent's approximately 400,000 square foot distribution center. This access enables us to retain significantly greater control over the quality, timeliness and cost of fulfilling our product orders than other online marketers who outsource fulfillment services to unrelated contractors that serve several direct marketers. In addition, the scale of our parent's operation enables us to deliver a large number of products over a range of categories. Customers generally have access to real-time product availability information prior to ordering and are shipped products within 48 hours of credit approval. We also supplement our customer service staff with support from our parent's three call centers with a total of over 400 stations.
         - SUPERIOR INVENTORY MANAGEMENT AND MERCHANDISING OPPORTUNITIES. Our relationship with our parent enables us to offer a large selection of merchandise without the investment in inventory and the ongoing expense related to the management of such inventory. We also take advantage of our parent's relationships with a diverse group of hundreds of vendors as well as the purchasing economies enjoyed by our parent as a result of both its scale and proprietary private label products. As a result, we believe we are well positioned to continue to enjoy gross profit margins that are superior to many other online retailers while being able to provide our customers with a compelling selection of recognized merchandise.
         - DIRECT MARKETING KNOWLEDGE AND EXPERTISE. We benefit from the direct marketing knowledge and expertise of our management team and of our parent. We are transferring to the Web the contextual selling model as well as the use of editorial and graphical elements pioneered by our parent and various members of our management. We believe that this strategy is directly transferable to the Web and can be enhanced by including interactive capabilities such as chat and personal home pages. In addition, our parent possesses considerable experience in gathering and mining data on teens and young adults that we believe is key to our success. Accordingly, we believe that we will be able to effectively target and satisfy the needs of the teen and young adult community.

STRATEGY

         Our goal is to build iTurf into the most heavily-trafficked network of teen and young adult online destinations. We hope to realize superior revenue growth opportunities based upon expanded advertising opportunities including sponsorship, promotion and distribution agreements with leading brand marketers and media companies. We intend to reach the above goal by implementing the following interconnected strategies:

 STRENGTHEN BRAND RECOGNITION. We believe that building brand recognition for our sites is critical to attracting and expanding our global user base and customer loyalty. Our strategy is to enhance the recognition of the iTurf brand name as well as to independently build each brand in the iTurf network, including dELiA*s, gURL, OnTap, TheSpark, SparkNotes, TSI Soccer, Storybook Heirlooms, discountdomain and Droog, each of which is designed to appeal to a specific customer segment within our target market. By building each brand individually, we expect to reach specific customer groups with product offerings and formats designed to cater to their tastes and purchasing patterns. In doing so, we believe we can avoid relying on one brand or segment within our target market and instead can maximize our overall reach within all segments of our target market.

         We seek to build brand recognition and traffic through multiple methods, such as:

         - CROSS-PROMOTION WITHIN OUR NETWORK. We promote each of our Web sites on other sites within our network of sites. For example, iTurf.com may link to content on the gURL.com site, and droog.com products may be advertised on TheSpark.com. In this manner, we cost-efficiently leverage the traffic and brand equity of each individual site to create a network that, as a whole, is greater than the sum of its parts.
         - PROMOTION IN OUR PARENT'S MARKETING CHANNELS. Since inception, we have marketed our sites and products and services in our parent's catalogs, which have a combined circulation of more than 70 million. We intend to continue to advertise in our parent's family of catalogs and our parent's retail stores. To date, these marketing channels have been the principal marketing mechanism to reach our target audience.
         - DIRECT MARKETING. The Internet allows rapid and effective marketing experimentation and analysis, instant user feedback and personalization. We strive to use direct marketing techniques to target and retain customers effectively. We have captured approximately 8 million registrations for electronic newsletters distributed by our e-commerce and community sites. The e-mail addresses we have collected through these registrations let us market directly to our users at very low cost, and enable us to provide third party marketers access to these users by advertising in our electronic newsletters. Currently we send regular broadcast e-mails to our users promoting special discounts and offers. We intend to include more targeted personalized electronic messages based on prior purchasing behavior and online activity. We also send out regular electronic newsletters to our registered users regarding events affecting the teen and young adult community. We also use traditional direct mail channels to target our customers and individuals on our parent's database.
         - STRATEGIC ALLIANCES. We believe iTurf can enhance its brand names and increase its customer base through alliances with community, content and e-commerce providers. We have anchor tenancy positions in the shopping and teen areas on the America Online service and comprehensive marketing relationships with the MSN Network (Microsoft). We are the preferred provider of soccer merchandise on Fogdog.com. We may enter into additional alliances with other sites to build traffic and gain customers.
         - TRADITIONAL AND INTERNET ADVERTISING. We also use traditional advertising, in particular print-based promotions. Our sites have been advertised in such teen and fashion magazines as Seventeen and YM. We believe that promotion in such publications is particularly effective in reaching our target audience. In fiscal 2000, we expect to advertise our brands on radio, in outdoor venues and possibly on television. We also use targeted online advertising to promote our brand name and specific merchandising opportunities. We have purchased advertising on America Online, the MSN network, Excite.com, MTV.com and Seventeen.com among other properties.
         - AFFILIATE NETWORK. In 1999, we created the dELiA*s Affiliate Network and the TSI Affiliate Network, a marketing tool that increases exposure on the Internet and directly generates sales for our dELiAs.cOm and tsisoccer.com sites. We offer affiliates a percentage of net sales on purchases by customers referred to our network of sites. More than 20,000 Web sites have registered to become affiliates of our e-commerce sites.

 ENHANCE ONLINE OFFERINGS. We will aggressively seek to develop our content, community and e-commerce product offerings to drive traffic to our Web sites and increase revenue.

         - CONTINUE TO INCREASE COMMUNITY FUNCTIONALITY. We believe our success to date has been, in part, a result of building customer loyalty by coupling community with commerce. We believe our target audience places great value on opportunities to interact with their peers through interactive services that we currently offer, including e-mail, buddy lists, chat rooms, voice conferencing, home pages and other services. We are continually looking for innovative and exciting interactive services and new technologies to offer our users and customers.
         - ENHANCE CONTENT TO DEEPEN PENETRATION OF MARKETS. We intend to provide new or expanded content offerings targeted at additional customer groups within teens and young adults, such as offerings directed at young men and students and additional content designed to facilitate interaction between male and female members of our target market. We also intend to develop iTurf.com as the online meeting place and community for teens and young adults.

EXPAND SITE INFRASTRUCTURE TO SUPPORT GROWTH. We intend to continue to invest in technologies and site infrastructure and to enhance the functionality of our sites. This will enable us to better serve existing users and to provide robust platforms to support growth. We have recently made and expect to continue to make substantial investments in the integration of Web and database technologies to:

         - allow increased customization and personalization of the online shopping and community experience;
         -    employ basket analysis and other cross-selling strategies; and
         - enable broadcast e-mails to customers based on purchasing histories and demographic characteristics and other valuable database-driven techniques for increasing revenue per customer.

THE iTURF NETWORK

         The iTurf network is currently composed of the sites described below:

COMMUNITY SITES

iTurf.com               is the hub of our network, scheduled to launch
                        imminently, and will target teen boys and girls and young adults with topical lifestyle and community features.

gURL.com offers Web/zines and community features targeting teen girls and featuring chat, posting boards and other interactive functionality.

gURLpages.com           is a free home-page hosting service that offers users
                        disk space and publishing tools to create their own sites quickly and easily in one of 23 topically organized sub-communities.

gURLmAIL.com            is a free Web-based e-mail service that is open to users
                        who register and provide certain demographic information.

OnTap.com               is a Web site with information and community services
                        directed at young men.

TheSpark.com            is a community and content Web site focusing on college
                        students and young adults. It offers entertaining content and interactive features designed specifically for young adults.

SparkNotes.com          is an academic resource site that contains study guides
                        for more than 150 literary works, and bulletin boards for students to discuss those works.


E-COMMERCE SITES

dELiAs.cOm              is a commerce site based on the DELIA*S print catalog
                        selling apparel, accessories, footwear and cosmetics to teen girls and young women.

tsisoccer.com           is a commerce site based on the TSI SOCCER print catalog
                        selling soccer merchandise, including footwear, apparel and equipment.

discountdomain.com      is a commerce site selling discounted merchandise
                        (primarily apparel, athletic gear and consumer electronics) to teens and young adults who pay a monthly subscription fee.

droog.com               is a commerce site based on the DROOG print catalog
                        selling apparel, accessories and footwear to teen boys and young men.

StorybookHeirlooms.com  is a commerce site based on the STORYBOOKHEIRLOOMS print catalog selling apparel, accessories and footwear for girls between the ages of four and eleven and their mothers.

iTURF COMMUNITY

         Our current community offerings are built around the gURL, TheSpark and OnTap brands. Our gURL sites serve more than one million registered users. We believe that we have built a cultural environment in which our users feel comfortable, safe and secure. These traits are critical for attracting and retaining visitors. Our community sites collectively accounted for less than five percent of our revenues in fiscal 1999.

         GURL WEB/ZINE. The gURL web/zine is our flagship editorial product. gURL presents a different approach to the experience of being a teen girl. It is committed to discussing issues that affect the lives of teen girls and young women in a non-judgmental, personal way. Through honest writing, visuals and a liberal sense of humor, gURL seeks to provide its audience a new way of looking at subjects that are crucial to their lives. gURL chooses the subjects it covers carefully and deals frankly with issues such as sexuality, emotions and body image.

         The gURL web/zine presents regularly-updated articles, series and games in five principal departments:

         - LOOKS AREN'T EVERYTHING--a love/hate look at beauty culture, including signature feature series such as "On Being Hairy," "The Boob Files," and "Virtual Makeover;"
         - DEAL WITH IT--getting through the day, the date and the rest of the hard stuff...a whole new take on your body, brain and life as a teenage gURL;
         - WHERE DO I GO FROM HERE?--decisions, directions and different ways of getting a life;
         -    HA!- real girl comics . . . the sad but true funny pages; and
         - EXHIBITIONIST--where we show off art, poetry and prose by girls, for girls and stuff that matters to girls and see what they have to say about it.

         We attract traffic by offering compelling, topical and regularly-updated content. The gURL site has received a number of awards for its content and community services, including a 1998 Webby award for best site in the "living" category and a 1997 I.D. Magazine Interactive Media Design award. Recently, TEEN People magazine cited the site as the number one information site on the Web. The quality and increasing recognition of content from the gURL Web site and of the gURL brand have created ancillary licensing opportunities for iTurf. Pocketbooks published a book titled "DEAL WITH IT: A WHOLE NEW APPROACH TO YOUR BODY, BRAIN AND LIFE AS A TEENAGE GURL" in the fall of 1999 for teen girls based upon editorial content drawn from and inspired by the gURL.com site. In addition, the leading publisher of calendars in the U.S. published gURL-branded engagement and wall calendars in the fall of 1999.

         GURL CONNECTION CHAT AND POSTING BOARDS. gURL Connection is the password-protected members-only area of gURL.com that offers a safe environment for teen girls to interact freely with their peers. It provides both text-based and graphical-based Palace-TM- chat services to a membership base of over 400,000 members. Chat is a critical part of establishing a place for gURL's users to "hang out" and transforming gURL into a premier destination for teens and young adults.

         gURL's signature "Shout Out" posting boards provide intensely personal and compelling media for members of the gURL community to share ideas, express themselves and learn about others. The posting boards provide the gURL community with a continual source of user-generated content. Most recently, we have begun to leverage that content into another web/zine, "Mouthpiece," consisting of user-generated content drawn from the "Shout Out" boards.

         GURLPAGES gURLpages is one of the world's largest communities of personal teen sites. We provide users with free disk space and publishing tools to create their own sites quickly and easily. The sites are organized into 21 topically organized sub-communities. These communities include entertainment-oriented topical groupings such as "Movies," "Music" and "TV;" more expressionist areas such as "Activism," "Comix" and "Ranting and Raving;" and, for the users for whom community means anarchy, "I Am Uncategorizable." Users are encouraged to become and remain active participants in the gURL community by updating their sites and communicating with others through the free e-mail, chat and bulletin-board services we provide. We offer links from the gURL web/zine to particularly compelling gURLpages for users seeking greater involvement and recognition within the community. With hundreds of new gURLpages being created each day, gURLpages has grown quickly since its launch in June 1998, and had approximately 360,000 user registrations as of January 29, 2000. gURLpages is hosted by Lycos, Inc.

         GURLMAIL gURLmAIL offers free Web-based e-mail accounts to users who register by providing certain demographic information. Participants can register for and receive e-mail addresses at gURLmAIL.com that enable them to send and check their e-mail from anywhere in the world via the Internet. gURLmAIL has grown quickly since its launch in February 1998 and had approximately 900,000 registered users as of January 29, 2000. gURLmAIL is hosted by Lycos, Inc.

         THESPARK.COM TheSpark.com is a community and content Web site focusing on college students and young adults. It offers entertaining content, interactive features and academic resources designed specifically for students and young adults. The site was launched in March 1999. In one year, TheSpark has built a strong and loyal user base, characterized by exponential growth and extremely high membership retention rates. For example, the "Death Test," a humorous lifestyle survey that generates a prediction of life expectancy, has been taken over 4.6 million times since August of 1999. Additionally, TheSpark's popular newsletters have a subscription retention rate of 98% and generate advertising sponsorship opportunities for us.

         TheSpark.com also offers a dating service called SparkMatch, a collection of online academic resources called SparkNotes.com, bartending recipes, an online insult generator and other features targeted at the college and young adult market.

         ONTAP.COM OnTap.com is a Web site that provides information and community services directed at young men. Prior to our acquisition of the site in September 1999, it was initially launched in 1995 as TapOnline.com and relaunched as OnTap.com with a focus on college life. We have repositioned the site to broaden the scope of content and specifically target young men. In fiscal 1999, the site received over 6 million visits and over 25 Fortune 500 companies utilized the site for advertising and promotion.

iTURF E-COMMERCE

         Each of our e-commerce sites, other than discountdomain.com, is based on a print catalog published by our parent. These sites translate the distinctive look and editorial voice of the corresponding print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. Each site is designed to be intuitive and easy to use, enabling the ordering process to be completed with a minimum of customer effort. All of these sites offer real-time product availability information, with the exception of StorybookHeirlooms.com, which we expect will offer real-time availability information in the future.

         We have generated a substantial majority of our revenue from the sale of apparel, accessories, home furnishings and footwear on the dELiAs.cOm site, which was launched in May 1998. Product sales and advertising on dELiAs.cOm accounted for approximately 66% of our revenues in fiscal 1999. Apparel ranges from basics, such as jeans, shorts and t-shirts to more fashion-oriented apparel, such as woven and knit junior dresses and swimwear. Accessories include sunglasses, watches, costume jewelry and cosmetics.

         dELiAs.cOm features branded merchandise from a diverse group of more than 90 vendors at any one time complemented by our parent's private label products. We believe the strong customer acceptance of the dELiA*s brand helps make the DELIA*S catalog and, by extension, our dELiAs.cOm site, preferred outlets for certain vendors, some of which occasionally provide merchandise on an exclusive basis. Brands currently offered through dELiAs.cOm include nationally recognized names such as Vans, Paris Blues and Roxy (Quicksilver), as well as brands focused on the teen and young adult market, including Dawls, Free People (Urban Outfitters), Tag Rag and 26 Red Sugar. We also offer brands from emerging designers that differentiate dELiAs.cOm from other retailers and help to establish dELiAs.cOm as a fashion resource for girls and young women. Emerging brands currently featured on dELiAs.cOm include Girl Star, Hydraulic Itsus, Malibu, New Breed and Paul Frank.

         We organize products into approximately 15 categories, most of which are divided into styles. For example, the "Dresses" category is divided into "Casual" and "Fancy" styles. Most products are shown both in a still photograph and on teen models, whose expressions and poses convey the dELiA*s attitude. At any one time, the site presents graphical depictions of 180 to 300 product styles offered in more than 1,000 stock keeping units. In addition, customers can purchase products from older DELIA*S catalogs by entering an item number from the catalog.

         dELiAs.cOm also offers home furnishings, light furniture and household articles targeted at teen girls and young women. Such items include sheets and other bedding, lamps, organizers and other products designed with the bedroom or dorm room of teen girls and young women in mind. We believe that few, if any, retailers, online or offline, target this market.

         dELiAs.cOm also offers a gift registry, an e-mail mailing list and links to content on gURL.com. We believe these features increase the frequency with which customers return to our site and make purchases. Additionally, we will continue to explore other technology-based aids that enhance the shopping experience such as basket analysis, other cross-selling strategies and high-resolution graphics systems.

         tsisoccer.com is our second largest source of merchandise sales, accounting for approximately 9% of our revenues in fiscal 1999. The site offers a full range of soccer merchandise, including footwear, apparel and equipment, almost all of which consists of products from the leading suppliers of athletic footwear and apparel, including adidas, Nike, Reebok and Puma, as well as manufacturers of well-known specialty brands, such as Umbro and Mitre. Our parent's relationships with these suppliers enable us to offer an exceptionally broad and deep product selection, including premier branded products, which typically have limited distribution. tsisoccer.com offers over 7,000 stock keeping units, including men's, women's and children's styles, as well as difficult-to-find sizes, special team colors and individualized product color combinations. We believe that few other direct marketers currently offer as complete a line of soccer footwear, apparel and equipment as that offered by tsisoccer.com.

         tsisoccer.com, like the TSI SOCCER catalog, positions itself as more than an online store; it is also an online soccer resource with links to soccer-related sites on the Web.

         discountdomain.com is a subscription site that offers access to dELiA*s merchandise at discount prices and vendor closeouts of other products. discountdomain.com accounted for approximately 7% of our revenues in fiscal 1999. In exchange for a $5.00 fee charged automatically each month, members can access a password-protected area where discounted merchandise can be purchased online.

         The site has recently expanded its assortment to include casual apparel for young men, athletic apparel and low-cost consumer electronic products like portable stereos and cameras. Merchandise is organized in four principal categories: Guys, Girls, Gadgets and Gifts. Within Guys and Girls, merchandise is organized into apparel and accessory sub-categories. The site carries 400-450 products, available in more than 2,000 stock-keeping units at any one time.

The merchandise assortment is updated weekly.

         droog.com offers apparel, footwear and accessories for teen boys and young men from our parent's DROOG print catalog. The site captures the stylized character of the DROOG catalog through a distinctive font and a terse editorial voice that speaks to its target market. Users can order from more than 200 products comprising over 1,000 stock keeping units. Our parent mailed the first issue of the catalog in October 1998 and we launched the droog.com site in November 1998. In fiscal 1999, this Web site accounted for approximately 5% of our revenues.

         StorybookHeirlooms.com offers apparel, accessories and footwear for girls between the ages of four and eleven, and their mothers from our parent's STORYBOOK HEIRLOOMS catalog. The site is designed to be shopped by children's parents. In some cases, the site features merchandise and/or pricing available only through the Internet. Our parent mailed its first issue of the STORYBOOK HEIRLOOMS catalog in January 1999 and we launched the

StorybookHeirlooms.com Web site in April 1999. In fiscal 1999, this site accounted for approximately 5% of our revenues.

         In April 2000, we discontinued the e-commerce operations of our dotdotdash.com Web site. In fiscal 1999, this site accounted for less than 5% of our revenues.

MARKETING AND PROMOTION

         Our marketing strategy is to promote, advertise and increase the visibility of our brands and to acquire new customers and users through multiple channels, including:

         -    traditional and Internet advertising;

         -    direct marketing to existing and potential customers;

         -    building strategic alliances with our Web sites;

         -    expanding our affiliate network and linking programs; and

         - marketing through high school and college campus-based marketing services offered by MarketSource.

         We believe that the use of multiple marketing channels reduces reliance on any one source of customers, lowers customer acquisition costs and maximizes brand awareness.

         TRADITIONAL AND INTERNET ADVERTISING. We advertise our sites in our parent's retail and catalog properties. Our Web site addresses can now be found on the cover and on nearly every page of our parent's catalogs, as well as on point-of-sale displays at our parent's retail stores. In addition, we have found bind-in cards inserted in our parent's catalog to be a significant driver of traffic to the dELiAs.cOm and gURL.com sites. iTurf is the exclusive e-commerce and community based Internet advertiser in our parent's catalogs. We also pursue a targeted, traditional media-based advertising campaign focused on print-based advertising in teen fashion and lifestyle magazines. We also use targeted online advertising to promote both our brand names and specific merchandising opportunities.

         DIRECT MARKETING. We use direct marketing techniques to attract and retain customers. Our parent's proprietary database of catalog requesters contains in excess of 1,000,000 e-mail addresses. We send regular broadcast e-mails to these addresses as well as to our own customers. We intend to expand our use of broadcast e-mail to include more targeted messages and promotions to specific segments of our list and to include embedded graphic images within e-mail to customers who have the ability to view them. We also offer special discounts and promotional offers from time to time on our sites to drive sales. We promote these offers through print catalog advertising and e-mails. We may also use direct mail to access individuals from our parent's proprietary database.

         STRATEGIC ALLIANCES. We have entered into a variety of relationships to build traffic and attract customers. We have anchor tenancy positions in the shopping areas on the America Online Service and comprehensive marketing relationships with Excite.com (Excite/@home) and the MSN Network (Microsoft). In addition, we are the preferred provider of soccer merchandise on Fogdog.Com. We intend to expand our use of these kinds of alliances in the future. We carefully evaluate each potential alliance and strive to ensure that any fees associated with it are cost-effective in terms of the potential customers to be acquired, potential revenue to be generated, level of exclusivity and brand exposure.

         AFFILIATE PROGRAM. We created the dELiA*s Affiliate Network, a grass-roots marketing tool designed to increase our exposure on the Internet and generate sales. In order to join the dELiA*s Affiliate Network, prospective affiliates complete an automated application form online that is generally approved within 48 hours by a member of our staff. Registered affiliates are paid a referral fee for any sale generated via the affiliate's link to our e-commerce sites. We also recently launched a tsisoccer.com affiliate program. We promote these programs via links on dELiAs.cOm and and tsisoccer.com and through LinkShare, our affiliate marketing partner. These agreements are terminable at will by either party.

         CAMPUS-BASED MARKETING. We have entered into a marketing alliance with MarketSource to promote our network of sites through MarketSource's offline campus-based marketing channels. These include sampling programs on college campuses, wallboards at high schools and event-based promotions.

ADVERTISING AND SPONSORSHIP SALES

         We believe our Web properties provide unique access to the teen and young adult market, an audience that is not easily available through other media. As a result, a variety of marketers are interested in using our Internet properties. Typical agreements relating to banner advertising provide for placement of small advertisements on a specified number of Web pages, have a short duration and are measured only by page views. We also enter into sponsorship, promotional and distribution arrangements that generally have longer terms and higher dollar values than typical banner advertising deals to support broad marketing objectives, including branding, awareness, product introductions, online research and editorial integration. Advertising and sponsorship sales accounted for approximately 6% of our revenues in fiscal 1999.

         Most of the advertising and sponsorships on our site are sold by or through one of our two strategic advertising sales partners, MarketSource Corporation and Phase2Media. In September 1999, MarketSource Corporation entered into a three-year arrangement to purchase advertising and other inventory on our network of sites for resale to MarketSource's clients. In addition, Phase2Media acts as our agent for the sale of advertising on our sites. Finally, a small portion of the advertising on our sites is sold directly by our internal sales personnel.

         Although they are not material to our business, we currently participate in revenue sharing arrangements for banner advertisements placed on our sites with several parties, including Lycos, Inc. for our gURLmAIL and gURLpages sites. In these arrangements, these parties typically provide iTurf and its users with Web-based software applications or content and sell the advertising inventory placed in or adjacent to the content. These parties pay to iTurf a percentage of the ad sales revenue generated by iTurf.

INTERNATIONAL MARKETS

         We intend to market our goods and services to customers in foreign countries. Historically, our parent has not extensively marketed its catalogs in foreign countries due to prohibitive mailing costs. However, we believe we can market outside the United States through the Internet at a fraction of the cost of direct mail marketing. Both our parent and we have extensive customer and user files including individuals from more than 140 countries. For example, approximately 24% of gURLmAIL users reside outside of the United States.

WAREHOUSING AND FULFILLMENT

         Our parent provides warehousing and order fulfillment services to iTurf pursuant to an intercompany services agreement. Each of our e-commerce sites, except for StorybookHeirlooms.com, is fully integrated into our parent's sophisticated warehouse fulfillment system. Our parent processes and fulfills our customer orders through its approximately 400,000 square foot warehouse and fulfillment center in Hanover, Pennsylvania. The system monitors the in-stock status of each item ordered, processes the order and generates warehouse selection tickets and packing slips for order fulfillment operations.

         We ship a majority of our customer orders within 48 hours of credit approval. If a customer places an order using a credit card owned by another customer and the order exceeds a specified monetary threshold, the order is shipped only after we have received verbal confirmation of the sale from the cardholder. Customers generally receive orders within three to five business days after shipping. Shipments are made through United Parcel Service or the United States Postal Service. A shipping and handling fee is charged on each customer order based on the total price of the order. Our parent's fulfillment systems automatically determine the most cost effective method of shipping each order.

TECHNOLOGY AND SYSTEMS

         We have implemented a broad array of site management, customer service, transaction-processing and fulfillment services and systems using a combination of our own proprietary technologies and commercially available licensed technologies. These systems fall into two primary categories: a front-end Web server facility, and a back-end order fulfillment system.

         The front-end supports our Web sites, offering a wide range of community and commerce functionality. It consists of a farm of enterprise-class Web server and database server machines, located behind high-capacity firewalls and load-balancing hardware. The system is highly redundant and designed to scale to tens of millions of customized page views per day. We based our software on a set of well-proven building blocks - the Solaris operating system, Oracle database servers, and Apache Web servers - and added an extensive proprietary infrastructure. The software uses concurrency, caching, connection pooling, and other optimization techniques to support massive levels of traffic. We host the primary Web servers at an Exodus Communications Inc. co-location facility, which has redundant power and Internet connections in a high-security installation. We use a custom-built monitoring system to track the status of the servers and page our emergency personnel if any problems are detected.

         The back-end system handles product order processing and fulfillment. It is a mature and widely used software application licensed by our parent, called MACS II, which offers WebOrdes, a Web interface that is used by the front-end servers to communicate with it. MACS provides all of the essential services needed to support a direct mail business:

         -    accept and validate orders;
         -    organize and manage orders with suppliers;
         -    receive product and assign it to customer orders;
         -    manage shipments; and
         -    integrate inventory management, purchasing and accounting.

MACS II and WebOrder are licensed from and supported by their developer, Smith-Gardner Associates. These systems handle multiple shipment methods, credit card transaction processing and automated customer communication. They allow the customer to choose whether to receive single or multiple shipments based on availability.

         Our community services, other than gURLmAIL and gURLpages, are primarily run on internally-developed database applications. The gURLmAIL and gURLpages operating technology and software were developed and are operated and supported by Lycos, Inc. Our various Internet applications run on both the UNIX and Windows NT operating systems, on computers located both in our offices and in the facility of a third party hosting service. AT&T and Cable & Wireless plc currently provide our Internet connection. We have contracted with Lycos, AT&T, Cable & Wireless plc and UUNet for these services.

         In response to capacity concerns and site development needs, in fiscal 1999, we increased the number of computers that run our Web sites from three to ten and installed a considerably more powerful system for online catalog navigation functions. We intend to continue to invest in technologies that will handle growth in traffic and e-commerce and Web site infrastructure to enhance the functionality of our sites.

CUSTOMER SERVICE

         We employ Web-savvy customer service representatives who assist our electronic commerce customers by e-mail and telephone seven days a week. We support our community offerings principally by e-mail. We set internal goals of returning customer e-mail within 24 hours of receipt. Lycos Inc. provides customer service for both gURLmAIL and gURLpages.

         In addition, our parent handles routine customer service issues, such as order tracking. Our parent maintains three call centers, with more than 400 stations. We provide e-mail based customer service for our parent's print catalogs.

COMPETITION

         E-COMMERCE. The apparel, footwear, accessories and home furnishings industries and the athletic goods and soccer specialty markets are highly competitive. We expect competition in these markets to increase. Our dELiAs.cOm, discountdomain.com, droog.com, and StorybookHeirlooms.com sites compete with traditional department store retailers, as well as specialty apparel and accessory retailers, for teen and young-adult customers. We also compete with other direct marketers, some of which may specifically target our customers. tsisoccer.com competes with several other soccer specialty direct marketers and soccer specialty retailers, as well as general athletic merchandise retailers.

         There are few barriers to entry in the teen and young adult apparel and accessories market and in the soccer specialty market. We believe that our recent success in the teen and young adult apparel market has attracted the attention of other direct marketers, as well as store-based retailers and apparel manufacturers, some of which have entered or are likely to enter this market. In addition, competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share, and could have a material adverse effect on iTurf.

         INTERNET COMMUNITY SERVICES. The market for community services is highly competitive, and we expect competition to continue to increase significantly. There are no substantial barriers to entry in these markets. We compete with many providers of community services, including companies that attempt, as we do, to target teen and young adult consumers. In addition, high-traffic, mass-market Web sites and Internet service providers such as Microsoft and America Online, currently offer and could further develop or license the products and services we offer. They could take actions that make it more difficult for consumers to use our services. This may provide those companies with significant competitive advantages that could have a material adverse effect on our business, results of operations and financial condition.

         A large number of sites and online services offer informational and community features, such as news, stock quotes, sports coverage, Yellow Pages, e-mail listings, chat services and bulletin board postings, that are competitive with the services we offer. These include Microsoft, AOL and other Web navigation companies such as Yahoo!, Excite, Lycos and Infoseek. A number of companies, including HotMail, which was recently acquired by Microsoft, offer Web-based e-mail services similar to those we offer in tandem with larger navigational sites and online services.

         We also compete with traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. We believe the number of companies selling Web-based advertising and the available inventory of advertising space have increased substantially during recent periods.

         We believe that the principal competitive factors in our markets are:

         -    brand recognition;
         -    ease of use;
         -    comprehensiveness;
         -    quality of content and products;
         -    access to end users; and
         - with respect to advertisers and sponsors, the number of users, duration and frequency of visits and user demographics.

         Competition among Internet navigational and informational services, high-traffic Web sites and other media for advertising placements could result in significant price competition and reductions in advertising revenue.

         Many of our competitors have significantly greater financial, technical, marketing and distribution resources. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft or AOL. Greater competition resulting from such relationships could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

         We currently employ approximately 153 persons who devote all or substantially all of their time to our business. None of our employees are represented by unions and we consider relations with our employees to be good.

RISK FACTORS

         YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISKS AND OTHER INFORMATION IN THIS REPORT, INCLUDING IN THE SECTION ENTITLED "ITEM 7--MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BEFORE YOU EVALUATE AN INVESTMENT IN OUR COMMON STOCK. WE HAVE DESCRIBED THESE RISKS AND UNCERTAINTIES UNDER THE FOLLOWING GENERAL CATEGORIES: "RISKS RELATED TO OUR BUSINESS," "RISKS RELATED TO OUR RELATIONSHIP WITH OUR PARENT," "RISKS RELATED TO THE INTERNET INDUSTRY" AND "RISKS RELATED TO INVESTMENTS IN OUR CLASS A COMMON STOCK." THE RISKS AND

UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY AND OUR SECURITYHOLDERS. ADDITIONAL RISKS AND UNCERTAINTIES MAY ALSO ADVERSELY IMPAIR OUR BUSINESS OPERATIONS. IN SUCH CASE, THE TRADING PRICE OF OUR CLASS A COMMON STOCK COULD DECLINE, AND STOCKHOLDERS MAY LOSE ALL OR PART OF THE MONEY THEY PAID TO BUY OUR CLASS A COMMON STOCK.

RISKS RELATED TO OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS. Our tsisoccer.com operations began in 1995 and the gURL.com Web site was launched in 1996. However, we did not begin selling merchandise from the dELiA*s catalog on the Internet until May 1998. As a result, we have generated substantially all of our revenues since May 1998. You must consider the risks and difficulties we encounter as an early-stage company in the new and rapidly evolving Internet, e-commerce and online advertising markets. These risks include our ability to:

         -    sustain historical revenue growth rates;
         -    implement our business model;
         -    manage our expanding operations;
         -    attract, retain and motivate qualified personnel;
         -    anticipate and adapt to rapid changes in our markets;
         -    attract and retain a large number of advertisers;
         - maintain and enhance our systems to support growth of operations and increasing user traffic;
         - retain existing customers, attract new customers and maintain customer satisfaction;
         - introduce new and enhanced Web pages, services, products and alliances;
         - maintain our profit margins in the face of price competition or rising wholesale prices;
         - minimize technical difficulties, system downtime and the effect of Internet brown-outs;
         -    manage the timing of promotions and sales programs; and
         -    respond to changes in government regulation.

If we do not successfully manage these risks, our business, results of operations and financial condition will be materially adversely affected. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

         WE HAVE NO HISTORY AS AN INDEPENDENT COMPANY. Prior to the closing of our initial public offering in April 1999, we had operated as a wholly-owned subsidiary of our parent. We do not have a substantial operating history as an independent company. Our business could be materially adversely affected if our parent fails to adequately provide us services or if we fail to develop systems of our own. We rely on our parent to provide merchandising, inventory management, creative, technical, marketing, customer service, human resources, finance, accounting, administrative, legal and other services pursuant to intercompany agreements between us and our parent. We intend to develop the operational, administrative and other systems and infrastructure necessary to support our current and future business on an independent basis.

         The historical financial statements contained in this report for the periods prior to our initial public offering include allocations for administrative, distribution and other expenses incurred by our parent for services rendered to iTurf. While we believe such allocations to be reasonable, they are not necessarily indicative of, and it is not practical for us to estimate, the levels of expenses that would have resulted had iTurf been operating as a separate, stand-alone company. We also relied on our parent to provide financing for our operations. Therefore, investors should not rely on our cash flows for the periods prior to our initial public offering as indicative of the cash flows that would have resulted had iTurf been operating as an independent company during those periods.

         WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE. We expect to record substantial net losses for the foreseeable future. We believe that our continued growth will depend in large part on our ability to:

         -    increase awareness of our brand names;

         - provide our customers with superior Internet community and e-commerce experiences; and
         - continue to enhance our systems and technology to support increased traffic to our Web sites.

         Accordingly, we intend to continue to increase our level of marketing and promotional expenditures. We also expect continued heavy investment to further develop our Web sites, technology and operating systems. Slower revenue growth than we anticipate or operating expenses that exceed our expectations would have a material adverse effect on our business.

         WE MAY FAIL TO ANTICIPATE AND RESPOND TO FASHION TRENDS. Our failure to successfully anticipate, identify or react to changes in styles, trends or brand preferences of our customers may result in lower revenue from reduced sales and promotional pricing.

         We derive the majority of our revenues from the online sale of apparel, accessories and footwear, particularly those featured in the dELiA*s catalog. Accordingly, our success depends, in part, on our ability and our parent's ability to anticipate the frequently changing fashion tastes of our customers, and to offer merchandise that appeals to their preferences on a timely and affordable basis. If we misjudge merchandise selection, our image with our customers would be materially adversely affected. Poor customer reaction to our parent's products or a failure by our parent to source these products effectively would have a material adverse effect on iTurf.

         WE MAY FAIL TO RETAIN OUR KEY PERSONNEL TO OPERATE OUR BUSINESS, AND WE MAY BE UNABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL AS OUR BUSINESS GROWS. Our success depends on the continued service of our key technical, sales and senior management personnel. Loss of the services of Stephen I. Kahn, our President, Chief Executive Officer and Chairman of our board of directors, Dennis Goldstein, our Chief Financial Officer, Alex S. Navarro, our Chief Operating Officer, Oliver Sharp, our Chief Technology Officer, or other key employees would have a material adverse effect on our business.

         Our success also depends on our ability to continue to attract, retain and motivate skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining skilled employees with appropriate qualifications. Our business will be materially adversely affected if we fail to attract and retain key employees.

         OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND SEASONALITY. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside our control and include:

         - seasonal fluctuations in consumer purchasing patterns and advertising spending;
         - timing of, response to and quantity of our parent's catalog mailings and our own electronic mailings;
         - changes in the growth rate of Internet usage and online user traffic levels;
         -    actions of our competitors;
         - the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses; and
         -    general economic and market conditions.

         As a result, our future revenues are difficult to forecast. Any shortfall in revenues may have a material adverse effect on our business and would likely affect the market price of our Class A common stock in a manner unrelated to our long-term operating performance.

         Our limited operating history and the new and rapidly evolving Internet markets make it difficult to ascertain the effects of seasonality on our business. If seasonal and cyclical patterns emerge in Internet consumer purchasing or in Internet advertising spending, our results of operations from quarter to quarter will be less comparable. Sales of apparel, accessories and footwear are generally lower in the first half of each year. Similarly, advertising sales in traditional media, such as television and radio, are generally lower in the first calendar quarter of each year. We may experience similar seasonality in our business.

         You should not rely on quarter-to-quarter comparisons of our results of operations as indicative of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our Class A common stock may fall.

         WE MAY BE UNABLE TO TIMELY AND SUCCESSFULLY EXPAND OUR ONLINE CAPACITY, COMPUTER SYSTEMS AND RELATED FEATURES TO SUPPORT INCREASED VOLUME ON OUR WEB SITES. A key element of our strategy is to generate a high volume of traffic on our Web sites. However, growth in the number of users accessing our sites may strain or exceed the capacity of our computer systems and lead to declines in performance or systems failure. We believe our present systems will not be adequate to accommodate rapid growth in user demand. Our inability to add additional hardware and software to upgrade our existing technology or network infrastructure to accommodate increased traffic may cause decreased levels of customer service and satisfaction. We believe that we will therefore need to continually improve and enhance the functionality and performance of our e-commerce, customer tracking and other technical systems. As a result, we intend to upgrade our existing systems and implement new systems. Failure to implement these systems effectively or within a reasonable period of time would have a material adverse effect on our business, results of operations and financial condition.

         We must also introduce additional or enhanced features and services to retain current users and attract new users to our sites. If a new service is not favorably received, our current users may visit our Web sites less frequently. These new services or features may contain errors, and we may need to significantly modify the design of these services to correct errors. If users encounter difficulty with or do not accept our services or features, our business would be materially adversely affected.

         Any growth of our business may strain our management systems and resources and will require us to implement new operational and financial systems, procedures and controls. We expect that we will need to continue to expand, train and manage our workforce. Our inability to accomplish any of these goals could adversely affect our business.

         OUR COMPUTER SYSTEMS AND EQUIPMENT MAY FAIL OR EXPERIENCE DELAYS. Our operations depend on our ability to maintain our computer systems and equipment in effective working order. Any sustained or repeated system failure or interruption would reduce the attractiveness of our Web sites to customers and advertisers. In addition, interruptions in our systems could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the timeframe we require. Unanticipated problems affecting our systems have caused from time to time in the past, and in the future could cause, interruptions in our services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business.

         We must also protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. The continuing and uninterrupted performance of these systems is critical to our success.

         WE WILL INCREASINGLY RELY UPON ONLINE AND TRADITIONAL ADVERTISING TO GENERATE SALES. We expect to increasingly rely on online and traditional advertising and strategic alliances to attract users to our Web sites. Our inability to develop and maintain effective advertising campaigns may have a material adverse effect on our business. We have committed substantial resources to promoting our Web sites and our brand name through online advertising and advertising in our parent's catalogs. Pursuant to the intercompany services agreement, we have committed to purchase substantial amounts of advertising in our parent's print catalogs. We cannot assure you that any of our advertising efforts will effectively attract users to our Web sites or lead to a substantial amount of sales.

         Our online advertising may include strategic alliances that require large, long-term commitments. We cannot assure you that we will be able to identify and secure sufficient online and offline advertising opportunities or that such spending will effectively attract users to our Web sites or lead to a substantial amount of sales.

         WE DEPEND ON THIRD PARTY SHIPPERS, COMMUNICATIONS PROVIDERS AND VENDORS TO OPERATE OUR BUSINESS. iTurf depends upon a number of third parties to deliver goods and services to it and its customers. For example, iTurf relies on third-party shippers including the United States Postal Service, United Parcel Service and Federal Express to ship merchandise to its customers. Strikes or other service interruptions affecting our shippers would have a material adverse effect on our ability to deliver merchandise on a timely basis. Our Web sites could experience disruptions or interruptions in service due to failures by these providers. We also depend on communications providers including Cable & Wireless plc, UUNet and AT&T to provide our Internet users with access to our Web sites. In addition, our users depend on Internet service providers and Web site operators for access to our Web sites. Each of these groups has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our Web sites as not functioning properly and therefore cause them to stop using our services.

         A substantial portion of our computer and communications hardware and software required for Internet access is currently housed at Exodus Communications, Inc. in New Jersey. We are dependent on the services of this provider, and its systems and operations are vulnerable to damage or interruption from computer viruses, fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. We do not presently have a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur. The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Internet users and advertisers to our sites. Systems failures could have a material adverse effect on our business. In addition, because we depend upon a third party provider to afford users access to our products and services, we are limited in our ability to prevent systems failures.

         Another third party hosts and manages two of our community Web sites, gURLpages.com and gURLmAIL.com, and also sells advertisements on such sites. System failures by this third party have in the past and could in the future lead to disruption in service on these sites. Such system disruptions or the failure by this third party to successfully sell advertisements on these Web sites could have a material adverse effect on our business.

         Our business depends on the ability of third-party vendors to provide us and our parent with current-season brand-name apparel and merchandise at competitive prices in sufficient quantities and of acceptable quality. No vendor accounted for more than 6% of dELiA*s consolidated sales in fiscal 1999. However, two vendors accounted for approximately 61% of the sales of TSI Soccer Corporation, a wholly-owned subsidiary of dELiA*s, in fiscal 1999. Our parent does not have long-term contracts with any supplier. In addition, many of the smaller vendors used by our parent have limited resources, production capacities and operating histories. If any of the following events occurred, our business could be materially adversely affected:

         -    if our key vendors failed to expand with us and our parent;
         -    if we lost one or more key vendors;
         -    if our parent's current vendor terms were changed; or
         -    if our parent's ability to procure products were limited.

         WE MAY BE UNABLE TO IDENTIFY OR INTEGRATE ACQUISITIONS AND INVESTMENTS SUCCESSFULLY. During fiscal 1999 and in early fiscal 2000, respectively, we acquired the OnTap and TheSpark businesses. We may continue to acquire or make investments in complementary businesses, products, services or technologies. However, we have no present understanding or agreement relating to any such acquisition or investment. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. We could have difficulty in assimilating the personnel, operations, products, services or technologies of acquired businesses into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

         WE HAVE LIMITED PROTECTION OF OUR INTELLECTUAL PROPERTY, AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR PROPRIETARY RIGHTS. We regard our service marks, trademarks, trade secrets and similar intellectual property as critical to our success. The steps taken by us to protect our intellectual property may not be adequate, and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We rely on trademark and copyright law, trade secret protection and confidentiality, license and other agreements with employees, customers, strategic partners and others to protect our proprietary rights. We have pursued and applied for the registration of our trademarks and service marks in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. We also use our parent's trademarks in connection with the sale of many of our goods and services and rely on our parent's ability to adequately protect its trademarks and proprietary rights.

         We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. We attempt to ensure that the quality of our brands is maintained by such licensees. Such licensees may take or omit to take actions that would materially adversely affect the value of our proprietary rights or reputation, which actions would have a material adverse effect on our business, financial condition and results of operations.

         INTENSE COMPETITION FROM INTERNET- AND RETAIL-BASED BUSINESSES MAY DECREASE OUR MARKET SHARE AND GROSS MARGINS. Many Web sites compete for consumers' and advertisers' attention and spending. We expect such competition to continue to increase because of the relative ease with which new Web sites can be developed. Increased competition could reduce our gross margins and cause us to lose market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business. We believe that our ability to compete depends upon many factors, including the following:

         -    the market acceptance of our Web sites and online services;
         -    the success of our brand building and sales and marketing efforts;
         - the performance, price and reliability of services developed by us or our competitors; and
         -    the effectiveness of our customer service and support efforts.

Many of our competitors are larger than and have substantially greater financial, distribution and marketing resources than us. Our competitors may develop products or services that are equal or superior to our solutions or achieve greater market acceptance than ours. In addition, our competitors may have cooperative relationships among themselves or with third parties that increase the ability of their products or services to address the needs of our prospective advertisers. In addition, our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to the vendors' products. We may experience pricing pressures, increased marketing expenditures and loss of market share due to increased competition. These factors may materially adversely affect our business.

         Our online advertising business competes with television, radio, cable and print for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium. Moreover, advertisers may, over time, determine that advertisements placed on our Web sites have not been effective. Consequently our advertising revenues may decline.

         WE MAY EXPAND OUR BUSINESS INTERNATIONALLY AND BECOME SUBJECT TO CURRENCY, POLITICAL, TAX AND OTHER UNCERTAINTIES. Our international business is subject to a number of risks of doing business abroad, including:

         - fluctuations in currency exchange rates, the impact of recessions in economies outside the United States and regulatory and political changes in foreign markets;
         - reduced protection for intellectual property rights in some countries;
         - potential limits on the use of some of our vendors' trademarks outside the United States;
         - exposure to potentially adverse tax consequences or import/export quotas;
         -    opening and managing distribution centers abroad;

         - inconsistent quality of merchandise and disruptions or delays in shipping; and
         -    developing customer lists and marketing channels.

Although less than two percent of our sales is to customers who live outside the United States, we intend to market our sites globally. In addition, a substantial portion of our parent's vendors procure products from outside the United States. We purchase from our parent merchandise manufactured outside the United States. Furthermore, expansion into new international markets may present competitive and merchandising challenges different from those we currently face. We cannot assure you that we will expand internationally or that any such expansion will result in profitable operations.

RISKS RELATED TO OUR RELATIONSHIP WITH OUR PARENT

         OUR PARENT AND ITS PRINCIPAL STOCKHOLDER MAY EXERT CONTROL OVER OUR BUSINESS. Our parent owns all of our Class B shares of common stock. As of January 29, 2000, our parent held approximately 60% of the value and 90% of the voting power of our common stock. As a result of its share ownership and its other rights, our parent is able to elect a majority of the members of our board of directors. In addition, this concentration of ownership and other rights could delay or prevent a change of control. Also, Stephen I. Kahn, Chief Executive Officer and Chairman of the board of directors of our parent and iTurf, was, as of April 1, 2000, the beneficial owner of approximately 41% of the outstanding common stock of our parent and, accordingly, may be deemed to be the beneficial owner of all of the iTurf common stock owned by our parent. As a result, Mr. Kahn is able to control iTurf in the same manner that our parent is able to control iTurf.

         Our parent could elect to sell all or a substantial portion of its equity interest in iTurf to a third party. In the event of a sale of our parent's interest to a third party, that third party may be able to control iTurf in the same manner that our parent is able to control iTurf. Such a sale may adversely affect the market price of the Class A common stock and may adversely affect iTurf's business, financial condition and results of operations.

         OVERLAPPING MANAGEMENT AND BOARDS OF DIRECTORS COULD CAUSE CONFLICTS OF INTEREST BETWEEN US AND OUR PARENT. Several of iTurf's officers and directors serve as officers and directors of our parent. Service as both a director or officer of iTurf and a director or officer of our parent could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for iTurf and our parent. Such decisions may relate to potential acquisitions of businesses, the intercompany agreements, competition, the issuance or disposition of securities, the election of new or additional directors, the payment of dividends by iTurf and other matters.

         Stephen I. Kahn, who is the President, Chief Executive Officer and Chairman of the board of directors of iTurf, is also the Chief Executive Officer and Chairman of the board of directors of our parent. Alex S. Navarro is the Chief Operating Officer and Secretary of iTurf and also an Assistant Secretary and Counselor At Law of our parent. Christopher C. Edgar is a Vice President of iTurf and a member of iTurf's board of directors and is the Chief Operating Officer and Vice Chairman of the board of directors of our parent. Evan Guillemin is a Vice President of iTurf and a member of iTurf's board of directors and is the President of our parent.

         Messrs. Kahn, Edgar and Guillemin are employed by both our parent and iTurf and spend a substantial part of their professional time and effort on behalf of our parent. In many instances, such efforts for our parent will involve activities that are unrelated, and in some circumstances may be adverse, to the interests of iTurf. iTurf has not established any minimum time that Messrs. Kahn, Edgar and Guillemin are required to spend on iTurf matters.

         Messrs. Kahn, Edgar, Guillemin and Navarro and other iTurf employees continue to hold shares of and/or options to purchase shares of common stock of our parent. In addition, employees of iTurf may be eligible to participate in other benefit plans of our parent that provide opportunities to receive additional shares of common stock of our parent. These substantial equity interests in our parent may present these officers and employees with incentives potentially adverse to iTurf's stockholders.

         WE DEPEND ON OUR PARENT'S BRANDS, GOODS AND SERVICES. We have entered into a series of intercompany agreements with our parent. Under these agreements, we depend on our parent to provide us with trademark rights, goods and services that are key to the success of our business. The termination of the intercompany agreements or the failure of our parent to perform its obligations under these agreements satisfactorily would have a material adverse effect on our business. In addition, we anticipate making material payments to our parent each year for the foreseeable future under the intercompany agreements.

         WE DEPEND ON OUR PARENT AS A TRADEMARK LICENSOR. Pursuant to the trademark license and customer list agreement, we license the dELiA*s logo and name, other valuable trademarks and online content from our parent and its other subsidiaries on an exclusive basis for Internet use. If our trademark license and customer list agreement with our parent were terminated, we would need to change the domain names of most of our Web sites and devote substantial resources towards building new brand names. Our parent may terminate the trademark license and customer list agreement if any person other than our parent, its affiliates or strategic partners acquire 20% or more of the voting power of iTurf and under other circumstances.

         In addition, the trademark license and customer list agreement contains restrictions that may prevent us from marketing our products and services in the same way we would if we owned these trademarks ourself. Our parent can:

         - demand that we remove from our Web sites any online content that bears one of our parent's trademarks that our parent determines conflicts with, interferes with or is detrimental to its reputation or business or for certain other reasons;
         - require us to conform to our parent's guidelines for the use of its trademarks;
         - approve all materials, such as marketing materials, that include any of our parent's trademarks; and
         - control the visual and editorial presentation of content on our Web sites that use our parent's trademarks.

         WE DEPEND ON OUR PARENT FOR ADVERTISING. Pursuant to the intercompany services agreement, our parent provides us with advertising and promotional space in its catalogs and retail stores. In addition, we are required to purchase from our parent minimum amounts of advertising space in at least 50% of all of our parent's catalogs distributed each year. However, our parent controls the timing and placement of these advertisements and promotions. Our parent could discontinue promoting iTurf in its current manner. Our parent also makes no guarantee to us as to the demographic composition of the target audience. This advertising and promotion is an important element of our strategy to increase awareness of our brands and increase sales. If we were not able to advertise in our parent's catalog and retail stores, we would make substantially fewer sales on our Web sites. The advertising obligations can be terminated by our parent under the same circumstances as the trademark license and customer list agreement.

         WE DEPEND ON OUR PARENT FOR SERVICES. Pursuant to the intercompany services agreement, our parent provides us with services, such as merchandising, inventory management, creative, marketing, technical, human resources, finance, accounting, administrative, legal and other services. If our parent fails to provide these services satisfactorily, we would be required to perform these services or obtain these services from another provider. In such case, we may incur additional costs in order to obtain these services and we may be unable to obtain these services on commercially reasonable terms. If we choose to perform these services ourselves, we may not be able to perform them adequately, and, as a result, we could lose a substantial number of customers or employees. The service obligations can be terminated by our parent under the same circumstances as the trademark license and customer list agreement.

         Substantially all of our sales orders are currently processed and fulfilled through our parent's systems. Our parent is generally obligated to provide fulfillment services to us at a level at least equal to the quality of services provided by our parent prior to our initial public offering. As a result, our future revenue depends on our parent's ability to fulfill our e-commerce sales in an accurate and timely manner.

         WE DEPEND ON OUR PARENT AS A SUPPLIER. Pursuant to the intercompany services agreement, we may purchase products from our parent for resale on the Internet. We anticipate that, for the foreseeable future, a majority of our revenue will be derived from the online sale of merchandise under our parent's trademarks. Accordingly, iTurf's future revenues and business success depend on our parent's ability to maintain and renew relationships with its existing vendors and to establish relationships with additional vendors. We do not have direct contractual relationships with our parent's suppliers relating to our parent's merchandise sold on our Web sites. As such, we cannot obtain the same merchandise directly and are restricted pursuant to the trademark license and customer list agreement from having such relationships without our parent's consent. Furthermore, our parent does not have long-term contracts with any of its suppliers. In addition, many of the smaller vendors used by our parent have limited resources, production capacities and operating histories. The supply obligations can be terminated by our parent under the same circumstances as the trademark license and customer list agreement.

         Because we sell many of the same products our parent does and advertise our offerings to our parent's customers, we compete directly with our parent. Our success at selling products to our parent's customers has an adverse effect on our parent's cash flows. As we have become more successful in this regard, our parent's financial condition has become adversely affected. Material adverse changes to our parent's financial condition jeopardize our ability to continue to obtain goods and services from our parent under the intercompany agreements. As a result, we may be required to renegotiate the terms of the intercompany agreements or provide financing to our parent in order to ensure that we can continue to obtain goods and services from our parent.

         WE MAY BE CONTINGENTLY LIABLE FOR OUR PARENT'S PENSION OBLIGATIONS. For the periods that our parent owned at least 80% of the voting and economic power or value of iTurf's capital stock, we will also be jointly and severally liable, together with all other members of our parent's "control group", for pension funding, termination and excise taxes and for other pension-related matters in the event our parent fails to fully satisfy its legally required pension obligations. We believe there were no such liabilities outstanding as of January 29, 2000.

         The intercompany indemnification agreement provides that our parent indemnify iTurf for certain tax and pension liabilities resulting from our relationship with our parent, including the costs of defending against any assertion of claims against iTurf. We cannot assure you that our parent will be able to fulfill its obligations under such agreement. Therefore, we may be liable for payments in such instance.

         WE FACE POTENTIAL COMPETITION FROM OUR PARENT. Any of the following events could have a material adverse effect on our business or our stockholders:

         - any competition from our parent that results in a loss of a corporate opportunity by iTurf to our parent;
         - any engagement by our parent in any activity that is similar to the businesses of iTurf; or
         - the early termination of the trademark license and customer list agreement.

However, our parent has agreed in the trademark license and customer list agreement to refrain from competing with us in the teen and young adult Internet business without our consent. Our parent is under no other obligation to refrain from competing with us or to share with us any future business opportunities available to it. iTurf's Restated Certificate of Incorporation includes provisions that may permit our parent to compete with us in areas unrelated to the teen and young adult Internet business.

RISKS RELATED TO THE INTERNET INDUSTRY

         WE DEPEND ON CONTINUED GROWTH IN USE OF THE WEB. Our industry is new and rapidly evolving. A decrease in the growth of Web usage would adversely affect our business. The following factors may inhibit growth in Web usage:

         -    inadequate Internet infrastructure;
         -    security and privacy concerns;
         -    inconsistent quality of service; and
         -    unavailability of cost-effective, high-speed service.

         Our success depends upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Web may decline as the number of users increases or the bandwidth requirements of users increase. The Web has experienced a variety of outages due to damage to portions of its infrastructure. If outages or delays frequently occur in the future, Web usage, including usage of our Web sites, could grow slowly or decline. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly.

         WE DEPEND ON CONTINUED GROWTH OF ONLINE COMMERCE. Our future revenue and profits depend upon the widespread acceptance and use of the Web as an effective medium of commerce. Failure of the Web and online services to become a viable commercial marketplace would materially adversely affect our business.

         Rapid growth in the use of the Web and commercial online services is a recent phenomenon. We cannot assure you that a large base of consumers will adopt and continue to use the Web as a medium of commerce. Demand for recently introduced services and products over the Web and online services is subject to a high level of uncertainty. The successful development of the Web and online services is subject to a number of factors, including:

         -    continued growth in the number of users of such services;
         -    concerns about transaction security;
         - continued development of the necessary technological infrastructure; and
         -    the development of complementary services and products.

         WE DEPEND ON AN UNPROVEN INTERNET COMMUNITY BUSINESS MODEL. The Internet community business model is an unproven business model. Our ability to generate significant revenues from advertisers and sponsors will depend, in part, on our ability to generate sufficient user traffic with demographic characteristics attractive to our advertisers. Failure of the market for online advertising to develop or slower development than expected would materially adversely affect our business.

         The intense competition among Web sites that sell online advertising has led to the creation of a number of pricing alternatives for online advertising. It is difficult for us to project future levels of advertising revenue that can be sustained by us or the online advertising industry in general. Although we do not currently derive a substantial portion of our revenue from advertising, our business model depends in part on increasing the amount of such revenue.

         WE DEPEND ON THE STORAGE OF PERSONAL INFORMATION ABOUT OUR USERS. Web sites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. iTurf and other Web sites use cookies for a variety of reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. Furthermore, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in European countries.

         WE MAY BE SUED REGARDING PRIVACY CONCERNS. Despite the display of our privacy policy on our Web sites, any penetration of our network security or misappropriation of our users' personal or credit card information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and several states have investigated the use by Internet companies of personal information. In 1998, the U.S. Congress enacted the Children's Online Privacy Protection Act of 1998. The Federal Trade Commission has recently promulgated final regulations interpreting this act. We depend upon collecting personal information from our customers and we believe that the regulations under this act will make it more difficult for us to collect personal information from some of our customers. We could incur expenses if new regulations regarding the use of personal information are introduced or if our privacy practices were investigated.

         GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL BURDENS TO DOING BUSINESS ON THE INTERNET. Laws and regulations applicable to Internet communications, commerce and advertising are becoming more prevalent. The adoption or modification of laws or regulations applicable to the Internet could adversely affect our business. The most recent session of the U.S. Congress passed laws regarding online children's privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet.

         Although our online transmissions generally originate in New York, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers.

         WEB SECURITY CONCERNS COULD HINDER ONLINE COMMERCE AND ADVERTISING. The need to securely transmit confidential information such as credit card and other personal information over the Internet has been a significant barrier to online commerce and communications. Any publicized compromise of security could deter people from accessing the Web or from using it to transmit confidential information. Furthermore, decreased online traffic and sales as a result of general security concerns could cause advertisers to reduce their amount of online spending. Such security concerns could reduce our market for online commerce and indirectly influence our ability to sell online advertising. We may also incur significant costs to protect iTurf against the threat of problems caused by such security breaches.

         WE MAY BE LIABLE FOR INFORMATION DISPLAYED ON AND COMMUNICATION THROUGH OUR WEB SITES. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other theories relating to the information we publish on our Web sites. These claims have been brought against Internet companies as well as print publications in the past. Based on links we provide to other Web sites, we could also be subjected to claims based upon the online content we do not control that is accessible from our Web sites. Claims may also be based on statements made and actions taken as a result of participation in our chat rooms.

         CHANGES IN REGISTRATION OF DOMAIN NAMES MAY RESULT IN THE LOSS OF OR CHANGE IN OUR DOMAIN NAMES AND A REDUCTION IN BRAND AWARENESS AMONG OUR CUSTOMERS. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. As a result, we cannot assure you that we will be able to acquire or maintain relevant domain names in all countries in which iTurf conducts business. iTurf holds various Web domain names relating to its brands, including the iTurf.com, dELiAs.cOm and gURL.com domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. In the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com," ".net" and ".org" generic top-level domains. We expect future changes in the United States to include a transition from the current system to a system controlled by a non-profit corporation and the creation of additional top-level domains. Requirements for holding domain names also are expected to be affected. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

         WE MAY BE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY. The Internet, e-commerce and online advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer preferences. Our success will depend on our ability to adapt to rapidly changing technologies and address our customers' changing preferences. We may experience difficulties that delay or prevent our being able to do so. Material delays in introducing new technologies and enhancements to our services may cause customers and advertisers to make purchases from or visit the Web sites of our competitors.

RISKS RELATED TO INVESTMENTS IN OUR CLASS A COMMON STOCK

         SALES OF OUR CLASS A COMMON STOCK BY OUR PARENT MAY ADVERSELY AFFECT OUR STOCK PRICE. Any sale by our parent of our common stock could cause our stock price to fall. Our parent owns all of the outstanding shares of Class B common stock. These shares are convertible into shares of our Class A common stock. Our parent does not have any restrictions on selling any of our securities held by it in the public market, other than as provided under applicable securities laws. The shares held by our parent are "restricted securities" under Rule 144 under the Securities Act and are eligible for sale subject to the limitations of Rule 144. In addition, our parent can require us to register the shares of Class B common stock it owns for public sale pursuant to the dELiA*s common stock registration rights agreement.

         As of April 20, 2000, there were 8,598,870 shares of Class A common stock outstanding. Of the outstanding Class A shares, all are freely tradeable, except for any shares purchased by our "affiliates" as defined in Rule 144 , 1,099,988 shares held by the former stockholders of TheSpark.com Inc, which we acquired in February 2000, and 396,749 shares held by the former stockholders of Ontap.com Inc. and their donees, which we acquired in September 1999. The 1,099,988 shares held by the TheSpark stockholders are restricted securities. We are obligated to register these shares for resale under the Securities Act as soon as practicable after May 3, 2000. These shares are subject to a lock-up agreement with iTurf, under which 329,997 may not be resold until August 15, 2000. Another 329,997 shares may not be resold until February 15, 2001. Another 219,997 shares may not be resold until August 15, 2001. The final 219,997 shares may not be resold until February 15, 2002. Under certain circumstances, the restriction on resale of up to 760,233 of these shares may be extended to February 15, 2004. The 396,749 shares held by the Ontap.com stockholders are subject to a lock-up agreement that expires on September 1, 2000.

         We are also obligated to issue up to 2,683,626 shares of our Class A common stock to the former stockholders of TheSpark.com Inc, depending upon satisfaction of performance goals relating to TheSpark.com Web site. Of this additional consideration, a first portion is based on the amount of certain categories of revenues generated by or related to theSpark.com Web site during the 52-week period beginning February 27, 2000 and ending February 24, 2001 and a second portion is based on the amount of certain categories of revenues generated by or related to theSpark.com Web site during the 52-week period beginning February 25, 2001 and ending February 23, 2002. Any shares issued as a result of satisfaction of the performance goals will also be subject to lock-up agreements. Approximately 37% of the first portion of these shares may not be resold until August 15, 2001. The remaining approximately 63% of the first portion of these shares may not be resold until February 15, 2002. Approximately 37% of the second portion of these shares may not be resold until August 15, 2002. The remaining approximately 63% of the second portion of these shares may not be resold until February 15, 2003.

         We may waive the lock-up restrictions referred to above, in which case the shares of Class A common stock subject to these agreements would be eligible for resale earlier than described.

         Sales of a large number of shares of our Class A common stock by affiliates or by the former stockholders of TheSpark.com or Ontap.com could have an adverse effect on the market price for our Class A common stock.

         As of January 29, 2000, 4,050,000 shares of Class A common stock were reserved for issuance under our stock incentive plan, of which options to purchase 2,989,863 shares were then outstanding and of which 304,058 options were then exercisable. iTurf has filed a Form S-8 registration statement under the Securities Act to register shares issued and reserved for issuance under the stock incentive plan. Shares of Class A common stock issued under our stock incentive plan or upon exercise of options are available for sale in the public market, subject to Rule 144 volume limitations. The possible sale of a significant number of these shares may cause the price of our Class A common stock to fall.

         OUR CLASS A COMMON STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF INTERNET-RELATED COMPANIES. The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. The institution of such litigation against us could result in substantial costs to us and a diversion of our management's attention and resources.

         OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER. Provisions of Delaware law, our Restated Certificate of Incorporation or our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 2.  PROPERTIES

         Our principal offices are approximately 20,000 square feet of office space located at One Battery Park Plaza, New York, New York 10004. We recently entered into a 10-year lease for approximately 25,000 square feet of office space at the same address. We do not currently occupy this space. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We do not own any real estate.

         We believe our facilities are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not involved in any legal proceedings that we believe would have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the NASDAQ National Market under the symbol TURF. The following table sets forth the high and low sales prices for our common stock as reported by NASDAQ for the periods indicated. These quotations reflect interdealer prices without adjustments for retail markups, markdowns, or commissions and may not necessarily represent actual transactions.



                                                           HIGH          LOW
FISCAL YEAR ENDED JANUARY 29, 2000
    1st Quarter (from April 9, 1999)...................  $66.000       $26.000
    2nd Quarter........................................   41.125        13.250
    3rd Quarter........................................   15.375         9.438
    4th Quarter........................................   24.250         9.875



     On April 28, 2000, there were 65 holders of record of our common stock and approximately 7,234 beneficial owners of our common stock.

DIVIDEND INFORMATION

     Since inception, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES IN THE FOURTH QUARTER OF FISCAL 1999

         We did not sell any unregistered securities in the fourth quarter of fiscal 1999.

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

            The public offering commenced on April 9, 1999 and terminated upon the sale of all of the 4,830,000 shares of Class A common stock which were registered for sale. The offering was completed on April 14, 1999. The aggregate offering price of the securities sold was $106,260,000. All of the securities registered were sold for our account.

            Prior to January 29, 2000, we incurred the following expenses in connection with the issuance and distribution of the Common Stock registered:

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

            From April 14, 1999 until January 29, 2000, approximately $19.4 million of the net offering proceeds was used for general corporate purposes and $17,734,000 was used to purchase 551,046 shares of common stock of dELiA*s Inc.

            The Company did not make, in connection with the offering and sale of the Common Stock registered, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates, persons owning 10% or more of any class of equity securities of the Company, or affiliates of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data are qualified by reference to, and should be read in conjunction with, the Financial Statements of iTurf, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The historical financial statements for the periods prior to the completion of our initial public offering include allocations for administrative, distribution and other expenses incurred by our parent for services rendered to iTurf. While we believe such allocations to be reasonable, they are not necessarily indicative of, and it is not practical for us to estimate, the levels of expenses that would have resulted had iTurf been operating as an independent company.

         The accompanying financial data include the Internet operations of TSI Soccer Corporation, which was acquired by our parent in a transaction accounted for as a pooling of interests, from March 14, 1995, the date of inception as well as the operations of gURL Interactive from December 17, 1997, the date of its acquisition, and additional Internet operations of iTurf developed since December 17, 1997, including the dELiA.cOm Web site which was launched in May 1998.

         All share and income (loss) per share amounts are based on the number of shares outstanding, on a weighted average basis, after giving effect to the reclassification of 100 shares of common stock outstanding at January 31, 1999 into 12,500,000 shares of Class B common stock. See Notes to iTurf Financial Statements for information concerning the computation of net income (loss) per share.


                                           FISCAL
                                            1995
                                           (FROM
                                          INCEPTION)   FISCAL 1996   FISCAL 1997   FISCAL 1998    FISCAL 1999
                                          ----------   -----------   ----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net product sales..................    $       6     $      13     $     134     $   3,352     $    22,752
   Advertising and other..............           --            --            --           662           2,069
                                          ---------     ---------     ---------     ---------     -----------
   Total net revenues.................            6            13           134         4,014          24,821
   Cost of product sales..............            2             6            69         1,687          13,082
                                          ---------     ---------     ---------     ---------     -----------
   Gross profit.......................            4             7            65         2,327          11,739
   Operating expenses.................            6            14           114         1,506          29,136
   Interest expense (income), net.....           --            --            20            41          (2,965)
                                          ---------     ---------     ---------     ---------     -----------
   Income (loss) before income taxes..           (2)           (7)          (69)          780         (14,432)
   Provision (benefit) for income
    taxes.............................           (1)           (3)          (29)          355            (161)
                                          ----------    ---------     ---------     ---------     -----------
   Net income (loss)..................    $      (1)    $      (4)    $     (40)    $     425     $   (14,271)
                                          =========     =========     =========     =========     ===========
   Basic and diluted net income (loss)
     per share........................    $   (0.00)    $   (0.00)    $   (0.00)    $    0.03     $     (0.84)
                                          =========     =========     =========     =========     ===========
   Shares used in the calculation of
     basic net income (loss) per share       12,500        12,500        12,500        12,500          17,005
                                          =========     =========     =========     =========     ===========
   Shares used in the calculation of
     diluted net income (loss) per share     12,500        12,500        12,500        12,518          17,005
                                          =========     =========     =========     =========     ===========
BALANCE SHEET DATA AT END OF FISCAL YEAR:
   Cash and cash equivalents..........    $      --     $      --     $      31     $     375     $    19,009
   Short-term investments.............           --            --            --            --          32,893
   Working capital (deficiency).......           (1)           (5)         (481)         (461)         52,733
   Total assets.......................           --            --           467         1,216          88,808
   Total stockholders' equity (deficit)          (1)           (5)          (45)          380          84,952


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         INVESTORS SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO OF iTURF WHICH APPEAR ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT iTURF'S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN "RISK FACTORS."

OVERVIEW

         iTurf is a leading provider, based on sales and traffic, of Internet community, content and e-commerce services focused primarily on teens and young adults. We provide teens and young adults with an online destination that encompasses a network of Web sites that address this demographic group's concerns, interests, tastes and needs. Our sites offer interactive web/zines with proprietary content, chat rooms, posting boards, personal homepages, music downloading and e-mail, as well as online shopping opportunities.

         iTurf is a subsidiary of dELiA*s Inc. and was incorporated on August 7, 1997. Prior to the closing of our initial public offering, our parent owned all of the outstanding capital stock of iTurf. iTurf's results of operations include the following:

         - the Internet operations of TSI Soccer Corporation, a wholly-owned subsidiary of our parent which was acquired by our parent in December 1997. The acquisition was accounted for as a pooling of interests. Concurrently with the closing of our initial public offering, iTurf acquired the tsisoccer.com domain name from TSI Soccer for 1,136 shares of Class A common stock, a $25,000 value at the initial public offering price. Therefore, the financial statements of iTurf reflect the Internet operations of TSI from March 14, 1995, when TSI began Internet operations;
         - the operations of gURL Interactive, which was acquired by iTurf on December 17, 1997; and
         - the Internet operations of iTurf which were developed or acquired since December 17, 1997, including the dELiAs.cOm Web site which was launched in May 1998.

         Following the acquisition of gURL Interactive, we launched the dELiAs.cOm and discountdomain.com sites in May 1998, the contentsonline.com, dotdotdash.com and droog.com sites in November 1998 and, most recently, the StorybookHeirlooms.com site in April 1999. We sell products from these sites, each of which shares merchandise and branding with catalog offerings of our parent. We combined the contentsonline.com site with dELiAs.cOm in the fourth quarter of fiscal 1999 and suspended the e-commerce operations of dotdotdash.com in April 2000.

         In addition, we expanded our Web community features during the same periods. We launched gURLmAIL.com in February 1998 and gURLpages.com in June 1998. In December 1998, we also began to add additional third party content to our gURL.com Web site, such as music news and film trailers.

         On April 14, 1999, we completed the initial public offering of 4,830,000 shares of our Class A common stock, which represented approximately 28% of the shares then outstanding.

         On September 1, 1999, we acquired T@ponline.com, Inc. As a result of the transaction, Taponline.com became a wholly-owned subsidiary of iTurf and was renamed OnTap.com Inc. The merger consideration consisted of 1,586,996 shares of our Class A common stock.

         In connection with the OnTap transaction, MarketSource Corporation, which is owned by certain of the sellers of Taponline.com, including Martin D. Levine, who was recently elected as a member of our board of directors but resigned in December 1999, entered into an arrangement to purchase advertising and other inventory on our network of sites for resale to MarketSource's clients. Separately, we entered into a marketing alliance with MarketSource to promote our network of sites through MarketSource's offline marketing channels. We committed to purchasing approximately $6.5 million in promotional opportunities through these channels over three years.

         On February 15, 2000, iTurf Inc. acquired TheSpark.com, Inc., which operates a community and content Web site focusing on college students and young adults. The consideration consisted of 1,099,988 newly-issued shares of iTurf Class A common stock and the right to receive additional consideration if certain performance goals are met. If the performance goals related to the TheSpark.com Web site are met, iTurf is obligated to issue additional shares of iTurf Class A common stock to Spark stockholders having an aggregate value of up to $13.5 million, provided, however that if the number of additional shares required to be issued exceeds 2,683,626, then only 2,683,626 shares will be issued and the balance of iTurf's obligation to the Spark stockholders shall be paid in cash. Of this additional consideration, a first portion is based on the amount of certain categories of revenues generated by or related to theSpark.com Web site during the 52-week period beginning February 27, 2000 and ending February 24, 2001 and a second portion is based on the amount of certain categories of revenues generated by or related to theSpark.com Web site during the 52-week period beginning February 25, 2001 and ending February 23, 2002.

         iTurf generates revenue from four primary sources:

         - sales of apparel, accessories, footwear, athletic gear, home furnishings and other merchandise through our e-commerce sites;
         -    fees paid for advertising on our sites;
         - subscription fees paid by members of our discount shopping service, discountdomain.com, and
         -    fees from licensing the gURL brand and related online content.

         Sales of apparel, accessories and footwear for teen girls and young women on our dELiAs.cOm site accounted for a substantial majority of our revenue in fiscal 1999 and is expected to account for the majority of our revenue for at least the next twelve months. Sales of athletic gear on our tsisoccer.com site, primarily soccer merchandise sold to teen boys and young men, was our second largest source of product revenue in that period.

         For the periods prior to the closing of our initial public offering, the historical financial statements contained elsewhere in this annual report reflect allocations for administrative, distribution and other expenses incurred by our parent for services rendered to iTurf. While we believe such allocations to be reasonable, they are not necessarily indicative of, and it is not practical for us to estimate, the levels of expenses that would have resulted had iTurf been operating as an independent company.

         Since the closing of our initial public offering, the provision of services and other matters between iTurf and our parent, including use of our parent's trademarks, have been governed by the intercompany agreements. We believe that the intercompany agreements, had they been in effect during all periods presented, would not have had a material effect on our net income (loss) given the level of benefits received from our parent. Expenses would have increased marginally in connection with fees to be paid to our parent pursuant to the trademark license and customer list agreement. However, the effect of the trademark license and customer list agreement would have been substantially offset by iTurf's ability under the supply arrangements of the intercompany services agreement to purchase clearance inventory from our parent at lower costs. This offset has not continued to the same degree following the closing of our initial public offering. After our IPO, operating expenses paid to our parent increased as a percentage of sales due to fees associated with higher levels of advertising provided by our parent and with increased sales made under trademarks licensed from our parent.

         Prior to our initial public offering, we also relied on our parent to provide financing for our operations. Therefore, our cash flows for the periods prior to the closing of our initial public offering are not necessarily indicative of the cash flows that would have resulted had we been operating as an independent company during those periods.

         We believe that our continued growth will depend in large part on our ability to increase our brand awareness, provide our customers with superior Internet community and e-commerce experiences and continue to enhance our systems and technology to support increased traffic to our Web sites. We have invested heavily, and expect to continue to invest heavily in marketing and promotion, including advertising in our parent's print catalogs, and to further develop our Web sites, technology and operating infrastructure. As a result, we expect to record substantial net losses for the foreseeable future.

         Because we sell many of the same products our parent does and advertise our offerings to our parent's customers, we compete directly with our parent. Our success at selling products to our parent's customers has an adverse effect on our parent's cash flows. As we have become more successful in this regard, our parent's financial condition has become adversely affected. Material adverse changes to our parent's financial condition jeopardize our ability to continue to obtain goods and services from our parent under the intercompany agreements. As a result, we may be required to renegotiate the terms of the intercompany agreements or provide financing to our parent in order to ensure that we can continue to obtain goods and services from our parent.

         In view of the rapidly changing nature of iTurf's business and its limited operating history, as well as the expected seasonality, iTurf believes that period-to-period comparisons of its operating results, including iTurf's gross profit margin and operating expenses as a percentage of sales, are not necessarily meaningful. You should not rely on this information as an indication of future performance.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:


                                                      FISCAL 1997    FISCAL 1998   FISCAL 1999
                                                      -----------    -----------   -----------
Net product sales....................................     100.0%          83.5%         91.7%
Advertising and other................................      --             16.5           8.3
                                                          ----           -----         -----
Total net revenues...................................     100.0          100.0         100.0
Cost of product sales................................      51.5           42.0          52.7
                                                          -----          -----         -----
Gross profit.........................................      48.5           58.0          47.3
Operating expenses...................................      85.1           37.6         117.4
Interest expense (income), net.......................      14.9            1.0         (12.0)
                                                          -----          -----         ------
Income (loss) before income taxes....................     (51.5)          19.4         (58.1)
Income tax provision (benefit).......................     (21.6)           8.8          (0.6)
                                                          ------         -----         ------
Net income (loss)....................................     (29.9)%         10.6%        (57.5)%
                                                          ======         =====         ======



COMPARISON OF FISCAL YEARS 1998 AND 1999

NET REVENUES. Net revenues increased from $4.0 million in fiscal 1998 to $24.8 million in fiscal 1999. The increase was due to the launch of Web sites after the beginning of fiscal 1998 including dELiAs.cOm (May 1998), discountdomain.com (May 1998), contentsonline.com (November 1998), droog.com (November 1998) and StorybookHeirlooms.com (April 1999), and our acquisition of OnTap.com in September 1999 as well as increased traffic as a result of our marketing efforts and growth in Internet usage. Revenues from sales of products increased from $3.4 million in fiscal 1998 to $22.8 million in fiscal 1999. Advertising revenue increased from approximately $444,000 in fiscal 1998 to $1.3 million in fiscal 1999. The increase in advertising revenue was primarily due to more effective sales efforts as a result of our relationship with MarketSource Corporation and increased traffic on our community Web sites. Subscription and licensing revenue was approximately $200,000 in fiscal 1998 and $700,000 in fiscal 1999.

GROSS PROFIT. Gross profit increased from $2.3 million in fiscal 1998 to $11.7 million for fiscal 1999 as a result of increased sales. Gross margin decreased from 58.0% in fiscal 1998 to 47.3% in fiscal 1999. The decrease was principally due to increased sales of lower-margin products on our discountdomain.com and tsisoccer.com sites and seasonal promotional offers. These other revenue sources improve gross margins because they have no direct cost of sales. The indirect expenses incurred in connection with such revenue sources are included in operating expenses.

OPERATING EXPENSES. Operating expenses are comprised of (1) sales and marketing expenses, which includes advertising costs, credit card fees, trademark licensing and distribution costs, (2) technology and content development expenses, which includes site development, editorial content and systems costs,
(3) general and administrative expenses and (4) goodwill amortization expense. Total operating expenses increased from $1.5 million, or 37.6% of net revenues, in fiscal 1998 to $29.1 million, or 117.4% of net revenues, in fiscal 1999 due to a substantial increase in advertising, content development and overhead costs to support the continued expansion of iTurf. A significant portion of these expenses, $9.8 million in fiscal 1999 and $219,000 in fiscal 1998, represent costs allocated or charged by our parent for services rendered.

INTEREST EXPENSE (INCOME), NET. Interest income of $3.0 million for fiscal 1999 reflects the investment of our initial public offering proceeds, while interest expense of $41,000 for fiscal 1998 relates to our indebtedness to dELiA*s for financing our operations.

INCOME TAX PROVISION (BENEFIT). For periods prior to our initial public offering, our results were included in dELiA*s consolidated federal and state income tax returns and our income tax provision was calculated as if we had operated as an independent company. For such periods, dELiA*s paid all taxes for us and, as such, income taxes payable and deferred tax assets and liabilities were included in amounts due to dELiA*s. As a result of our initial public offering, we are required to file a separate return. Based on our projections of net losses, we have fully reserved our net deferred tax assets. Therefore, we estimate our effective tax rate for the period since our initial public offering to be zero.

COMPARISON OF FISCAL YEARS 1997 AND 1998

NET REVENUES. Net revenues increased from $134,000 in fiscal 1997 to $4.0 million in fiscal 1998. The increase was primarily due to the launch of the dELiAs.cOm Web site in May 1998 and advertising revenue of approximately $444,000 during fiscal 1998. iTurf did not sell any advertising in fiscal 1997. Subscription fees and licensing revenue was approximately $218,000 for fiscal 1998; we did not have any such revenue for fiscal 1997.

GROSS PROFIT. Gross profit increased from $65,000 in fiscal 1997 to $2.3 million in fiscal 1998 as a result of both increased sales and a higher gross margin. Gross margin increased from 48.5% in fiscal 1997 to 58.0% in fiscal 1998. This increase was due to both the increased sales of higher-margin apparel and accessories on the dELiAs.cOm Web site, which was launched in May 1998, as well as revenue from advertising, licensing and subscriptions during the second, third and fourth quarters of fiscal 1998.

OPERATING EXPENSES. Total operating expenses, including direct expenses and expenses allocated from our parent, increased from $114,000, or 85.1% of net revenues, in fiscal 1997 to $1.5 million, or 37.6% of net revenues, in fiscal 1998 due to a substantial increase in advertising, content development and overhead costs to support the continued expansion of iTurf. A significant portion of these expenses, $45,000 in fiscal 1997 and $219,000 in fiscal 1998, were allocated from our parent.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended January 29, 2000. This unaudited quarterly information has been derived from unaudited financial statements of iTurf and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with the iTurf Financial Statements and the notes thereto. The operating results for the quarters are not necessarily indicative of the operating results for any future period.


                                   --------------------------------------------------------------------------------------------
                                                                      QUARTER OR THIRTEEN WEEKS ENDED

                                   --------------------------------------------------------------------------------------------
                                   APR. 30,   JULY 31,   OCT. 31,  JAN. 31,        MAY 1,     JULY 31,    OCT. 30,    JAN. 29,
                                     1998       1998       1998      1999           1999        1999        1999        2000
                                   --------   --------  --------   --------        ------     -------     -------     -------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net product sales.............     $     69   $    653  $    715   $  1,915        $2,425     $ 2,600     $ 4,602     $13,125
Advertising and other.........           --        107       349        206           190         352         699         828
                                   --------   --------  --------   --------        ------     -------     -------     -------
Total net revenues............     $     69   $    760  $  1,064   $  2,121        $2,615     $ 2,952     $ 5,301     $13,953
Cost of product sales.........           35        339       359        954         1,332       1,651       2,639       7,460
                                   --------   --------  --------   --------        ------     -------     -------     -------
Gross profit..................           34        421       705      1,167         1,283       1,301       2,662       6,493
Operating expenses............          109        445       514        438         1,753       4,052       9,981      13,350
Interest expense (income), net           11         11         9         10          (112)       (989)       (965)       (899)
                                   --------   --------  --------   --------        ------     -------     -------     -------
Income (loss) before income taxes       (86)       (35)      182        719          (358)     (1,762)     (6,354)     (5,958)
Provision (benefit) for income
     taxes....................          (33)       (11)       83        316          (161)         --          --          --
                                   --------   --------  --------   --------        ------     -------     -------     -------
Net income (loss).............     $    (53)  $    (24) $     99   $    403        $ (197)    $(1,762)    $(6,354)    $(5,958)
                                   ========   ========  ========   ========        ======     =======     ========    =======
Per share data:
Basic and diluted net income
     (loss) per share.........     $  (0.00)  $  (0.00) $   0.01   $   0.03        $(0.01)   $  (0.10)    $ (0.35)    $ (0.31)
                                   ========   ========  ========   ========        ======     =======     ========    =======
Shares used in calculation of
     basic net income (loss) per
     share....................       12,500     12,500    12,500     12,500        13,413      17,331       18,360     18,918
                                   ========   ========  ========   ========        ======     =======     ========    =======
Shares used in calculation of
     diluted net income (loss)
     per share................       12,500     12,500    12,500     12,571        13,413      17,331       18,360     18,918
                                   ========   ========  ========   ========        ======     =======     ========    =======

                                                                   PERCENTAGE OF TOTAL NET SALES
                                   ------------------------------------------------------------------------------------------
Net revenues..................        100.0%     100.0%    100.0%     100.0%        100.0%      100.0%       100.0%     100.0%
Cost of product sales.........         50.7       44.6      33.7       45.0          50.9        55.9         49.8       53.5
                                   --------    -------   -------    -------         -----     -------      -------     ------
Gross profit..................         49.3       55.4      66.3       55.0          49.1        44.1         50.2       46.5
Operating expenses............        157.9       58.6      48.3       20.6          67.0        137.3       188.3       95.6
Interest expense (income), net         16.0        1.5       0.9        0.5          (4.3)       (33.5)      (18.2)      (6.4)
                                   --------    -------   -------    -------        ------      -------     -------     ------
Income (loss) before income taxes    (124.6)      (4.7)     17.1       33.9         (13.6)       (59.7)     (119.9)     (42.7)
Provision (benefit) for income
     taxes....................        (47.8)      (1.5)      7.8       14.9         (6.1)         --           --          --
                                   --------    -------   -------    -------         ------     -------     -------     -------
Net income (loss).............        (76.8)%     (3.2)%     9.3%      19.0%        (7.5)%     (59.7)%      (119.9)%     (42.7)%
                                   ========    =======   =======    =======         ======     ========    =======     =======



SEASONALITY

         Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

         - seasonal fluctuations in consumer purchasing patterns and advertising spending;
         - timing of, response to and quantity of our parent's catalog and our own electronic mailings;
         -    changes in the growth rate of Internet usage;
         -    actions of competitors;
         - the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses; and
         -    general economic and market conditions.

         Our limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on our business. We believe that period-to-period comparisons of our historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash of $646,000 for fiscal 1998 and used $14.0 million during fiscal 1999. This significant cash usage during fiscal 1999 reflects higher operating expenses as well as prepayments of marketing and other costs.

     Net cash used in investing activities of $64.3 million for fiscal 1999 relate primarily to our investments in marketable securities and purchase of shares of dELiA*s common stock from our parent in connection with our initial public offering. During fiscal 1998, our use of $265,000 for purchases of property and equipment were our only investing activities. We expect to make capital expenditures of approximately $2.4 million in fiscal 2000, including investments in technology and physical infrastructure. In addition, a portion of our resources may be used to fund acquisitions or investments in businesses, products and technologies that are complementary to our current business.

     We also expect to spend significant amounts for marketing and other alliances. In May 1999, we entered into a strategic alliance agreement with America Online, Inc. under which we committed to cash payments of approximately $4.0 million in fiscal 1999 and $4.1 million in fiscal 2000. In August 1999, we entered into a strategic marketing alliance with Microsoft Corporation under which we agreed to pay Microsoft a total of at least $4.6 million over the one-year term of the agreement. In connection with the September 1999 Taponline transaction, we agreed to purchase approximately $6.5 million in promotional opportunities through these MarketSource's offline marketing channels over three years.

         At February 8, 2000, we had prepaid approximately $6.1 million to our parent under the intercompany agreements. These prepayments, which were for advertising and inventory, are not secured. A third party creditor has a perfected security interest in the inventory for which we have prepaid, which is senior to any interest we may have in this inventory. As a result, if our parent were to default on its obligations to this third party creditor, we might suffer a loss of all or part of these prepaid expenses.

    In the first quarter of fiscal 2000, we entered into a lease agreement for additional office space in the office building we currently occupy in downtown Manhattan. The lease term is 10 years. The lease term does not commence until the landlord delivers possession of the additional office space. We expect the landlord to deliver possession of the space in September 2000. During the term of the lease, we will pay annual rent of approximately $800,000 subject to certain adjustments.

    Financing activities provided net cash of $96.9 million for fiscal 1999 and used $37,000 for fiscal 1998. The significant amount of cash provided by financing activities during fiscal 1999 relates to the initial public offering of our common stock. Prior to our initial public offering, financing activities were related primarily to loans from our parent.

    Our capital requirements depend on numerous factors, including:

     -   the rate of market acceptance of iTurf's online presence;

     -   our ability to expand iTurf's customer base;

     -   the cost of upgrades to our online presence; and

     -   our level of expenditures for sales and marketing.

    The timing and amount of such capital requirements cannot accurately be predicted. Additionally, we will continue to evaluate possible investments in businesses, products and system technologies and to expand our sales and marketing programs and conduct more aggressive brand promotions. We believe that the net proceeds of our initial public offering, together with our cash from operations, will be sufficient to meet anticipated cash needs at least through fiscal 2000.

YEAR 2000 COMPLIANCE

         To date, no Year 2000 related events had occurred that materially affected either the Company's operations or its financial statements. The total cost of the Company's Year 2000 compliance program was less than $25,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We maintain the majority of our excess funds in marketable securities. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    During the two most recent fiscal years, there has been no change in, or disagreement with, the independent accountant engaged as the principal accountant to audit our consolidated financial statements.

PART III

    The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Beneficial Ownership of Voting Securities," "Election of Directors," "Management" and "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

    (a)  See Index to Financial Statements on page F-1.

         All other schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

    (b) During the fourth quarter of fiscal 1999, we filed a current report on Form 8-K/A, dated November 4, 1999, reporting Item 7. This report contained information about our acquisition of T@ponline.com, Inc.

    (c)  See Exhibit Index immediately following Signature Page.

                                   iTURF INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              PAGE
REPORT OF INDEPENDENT AUDITORS                                                                                F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of January 31, 1999 and January 29, 2000                                    F-3

   Consolidated Statements of Operations for the fiscal years ended January 31, 1998,
     January 31, 1999 and January 29, 2000                                                                    F-4

   Consolidated Statements of Stockholders' Equity for the fiscal years ended
     January 31, 1998, January 31, 1999 and January 29, 2000                                                  F-5

   Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998,
     January 31, 1999 and January 29, 2000                                                                    F-6

   Notes to Consolidated Financial Statements                                                                 F-7


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of iTurf Inc.

We have audited the consolidated balance sheets of iTurf Inc. (the "Company") as of January 31, 1999 and January 29, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iTurf Inc. at January 31, 1999 and January 29, 2000 and the results of the Company's operations and cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.


                                  ERNST & YOUNG LLP


March 17, 2000
New York, New York
                                   iTURF INC.
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 1999 AND JANUARY 29, 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                             JANUARY 31, 1999    JANUARY 29, 2000
                                                                             ----------------    ----------------
                                     ASSETS
CURRENT ASSETS
 Cash  and cash equivalents ................................................   $     375             $  19,009
 Short-term investments ....................................................          --                32,893
 Prepaid expenses - dELiA*s ................................................          --                 1,118
 Prepaid expenses and other current assets .................................          --                 3,569
                                                                               ---------             ---------
     Total current assets ..................................................         375                56,589
INVESTMENTS ................................................................          --                11,024
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $46 and $518 at January 31, 1999 and January 29, 2000, respectively.....         414                 3,286
INTANGIBLE ASSETS, NET .....................................................         317                17,703
OTHER ASSETS ...............................................................         110                   206
                                                                               ---------             ---------
TOTAL ASSETS ...............................................................   $   1,216             $  88,808
                                                                               =========             =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and other current liabilities ............................   $     263             $   3,856
 Due to dELiA*s ............................................................         573                    --
                                                                               ---------             ---------
     Total current liabilities .............................................         836                 3,856

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 1,000,000 shares authorized;
      no shares issued or outstanding ......................................          --                    --
 Class A common stock, $.01 par value, 67,500,000 shares authorized;
      no shares issued or outstanding at January 31, 1999;
      7,493,132 shares issued and outstanding at January 29, 2000 ..........          --                    75
 Class B common stock, $.01 par value, 12,500,000 shares authorized;
      12,500,000 and 11,425,000 issued and outstanding at
      January 31, 1999 and January 29, 2000, respectively ..................         125                   114
 Additional paid-in capital ................................................          --               116,388
 Investment in common stock of dELiA*s Inc. ................................          --               (17,734)
 Retained earnings (deficit) ...............................................         255               (13,891)
                                                                               ---------             ---------
     Total stockholders' equity ............................................         380                84,952
                                                                               ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $   1,216             $  88,808
                                                                               =========             =========



                 See notes to consolidated financial statements.

                                   iTURF INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 31, 1999 AND JANUARY 29, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      FISCAL
                                         -------------------------------
                                           1997        1998       1999
                                         --------    --------   --------
REVENUES:
    NET PRODUCT SALES ................   $    134    $  3,352   $ 22,752
    ADVERTISING AND OTHER ............         --         662      2,069
                                         --------    --------   --------
TOTAL NET REVENUES ...................        134       4,014     24,821
COST OF PRODUCT SALES ................         69       1,687     13,082
                                         --------    --------   --------

GROSS PROFIT .........................         65       2,327     11,739

OPERATING EXPENSES:
    SELLING AND MARKETING ............         --         633     18,979
    TECHNOLOGY AND CONTENT DEVELOPMENT         --         341      5,505
    GENERAL AND ADMINISTRATIVE .......        111         458      2,996
    GOODWILL AMORTIZATION EXPENSE ....          3          74      1,656
                                         --------    --------   --------
TOTAL OPERATING EXPENSES .............        114       1,506     29,136
                                         --------    --------   --------
INCOME (LOSS) FROM OPERATIONS ........        (49)        821    (17,397)

INTEREST EXPENSE .....................         20          41         11

INTEREST INCOME ......................         --          --     (2,976)
                                         --------    --------   --------

INCOME (LOSS) BEFORE INCOME TAXES ....        (69)        780    (14,432)

PROVISION (BENEFIT) FOR INCOME TAXES .        (29)        355       (161)
                                         --------    --------   --------

NET INCOME (LOSS) ....................   $    (40)   $    425   $(14,271)
                                         ========    ========   ========

BASIC AND DILUTED NET INCOME (LOSS)
    PER SHARE ........................   $  (0.00)   $   0.03   $  (0.84)
                                         ========    ========   ========



                 See notes to consolidated financial statements.

                                   iTURF INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 31, 1999 AND JANUARY 29, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                      Class A                 Class B         Additional                Retained       Total
                                    Common Stock            Common Stock       Paid-in                  Earnings    Stockholders'
                                 Shares      Amount       Shares     Amount    Capital      Other       (Deficit)     Equity
                                ----------   -------    ----------   -------   ---------   --------     --------     --------
BALANCE, JANUARY 31, 1997....           --   $   --     12,500,000   $  125    $      --   $     --     $   (130)    $    (5)

Net loss ...................            --       --             --       --           --         --          (40)        (40)
                                ----------   -------    ----------   -------   ---------   --------     --------     --------

BALANCE, JANUARY 31, 1998 ..            --       --     12,500,000      125           --         --         (170)        (45)

Net income .................            --       --             --       --           --         --          425         425
                                ----------   -------    ----------   -------   ---------   --------     --------     --------

BALANCE, JANUARY 31, 1999 ..            --       --     12,500,000      125           --         --          255         380

Issuance of common stock in
   initial public offering,
   net of offering costs ...     4,830,000       48             --       --       97,236         --          125       97,409

Investment in dELiA*s common
   stock (Note 1) ..........            --       --             --       --           --    (17,734)          --      (17,734)

Issuance of common stock
   for acquisitions (Note 3)     1,588,132       16             --       --       19,152         --           --       19,168
Conversions (Note 5) .......     1,075,000       11     (1,075,000)     (11)          --         --           --           --

Net loss ...................          --         --             --       --           --         --      (14,271)     (14,271)
                                ----------   -------    ----------   -------   ---------   --------     --------     --------
BALANCE, JANUARY 29, 2000 ..     7,493,132   $   75     11,425,000   $  114    $ 116,388   $(17,734)    $(13,891)    $ 84,952
                                ==========   =======    ==========   =======   =========   =========    ========     ========


                 See notes to consolidated financial statements.

                                   iTURF INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 31, 1999 AND JANUARY 29, 2000
                                 (IN THOUSANDS)



                                                                                 FISCAL
                                                                    --------------------------------
                                                                      1997        1998        1999
                                                                    --------    --------    --------
OPERATING ACTIVITIES:
     Net income (loss) ..........................................   $    (40)   $    425    $(14,271)
     Adjustments to reconcile net income (loss) to net cash
              provided by (used in) operating activities:
       Depreciation and amortization ............................          6         117       2,128
       Amortization of premiums and discounts on investments, net         --          --        (473)
       Changes in operating assets and liabilities:
              Prepaid expenses - related party ..................         --          --      (1,118)
              Other current assets ..............................         --          --      (3,569)
              Other assets ......................................         --          --        (206)
              Accounts payable and other current liabilities ....         --         104       3,552
                                                                    --------    --------    --------
Net cash provided by (used in) operating activities .............        (34)        646     (13,957)

INVESTING ACTIVITIES:
     Purchase of dELiA*s stock ..................................         --          --     (17,734)
     Capital expenditures .......................................        (98)       (265)     (2,607)
     Acquisitions ...............................................       (126)         --        (547)
     Purchase of investment securities ..........................         --          --     (73,952)
     Proceeds from the maturity of investment securities ........         --          --      31,508
     Other investments ..........................................         --          --      (1,000)
                                                                    --------    --------    --------
Net cash used in investing activities ...........................       (224)       (265)    (64,332)

FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock .................         --          --      97,496
     Deferred offering costs ....................................         --         (49)         --
     Loan from dELiA*s ..........................................        372       3,286       1,001
     Repayment to dELiA*s .......................................        (83)     (3,274)     (1,574)
                                                                    --------    --------    --------
Net cash provided by (used in) financing activities .............        289         (37)     96,923

INCREASE IN CASH AND CASH EQUIVALENTS ...........................         31         344      18,634

CASH AND CASH EQUIVALENTS--Beginning of year ....................         --          31         375
                                                                    --------    --------    --------
CASH AND CASH EQUIVALENTS--End of year ..........................   $     31    $    375    $ 19,009
                                                                    ========    ========    ========

SUPPLEMENTARY CASH FLOW INFORMATION:
     Income taxes paid ..........................................         --          --          --
                                                                    ========    ========    ========
     Interest paid ..............................................         --          --          --
                                                                    ========    ========    ========



Supplemental disclosure of noncash financing and investing activity:
    Issuance of dELiA*s Inc. common stock in connection with the gURL acquisition. See Note 3.
    Issuance of iTurf Inc. common stock for the acquisition of TSISoccer.com domain name. See Note 3.
    Issuance of iTurf Inc. common stock for the acquisition of T@PONLINE.COM, Inc. See Note 3.


                 See notes to consolidated financial statements.

                                   iTURF INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 29, 2000

1.       BUSINESS AND BASIS OF PRESENTATION
iTurf Inc. operates a network of community and commerce Web sites that is focused primarily on teens and young adults. We are a subsidiary of dELiA*s Inc. The accompanying financial statements of iTurf, which was incorporated in August 1997, include all of dELiA*s Internet operations from that date of incorporation, as well as the Internet operations of TSI Soccer Corporation prior to that date. We utilize dELiA*s business relationships, infrastructure and brand names and relied on dELiA*s to provide financing for our operations until April 14, 1999, when we completed an initial public offering of our Class A common stock.

On April 1, 1999, our certificate of incorporation was amended and restated such that the authorized capital stock of iTurf consists of 67,500,000 shares of Class A common stock, par value $.01 per share, 12,500,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of Preferred Stock, par value $.01 per share. In addition, exchange of the 100 shares of common stock previously outstanding and held by dELiA*s into 12,500,000 shares of Class B common stock was approved. All share information in these financial statements and notes has been adjusted to reflect these changes and consequently, $125,000, the par value of the Class B common stock was reclassified from retained earnings (deficit) for periods prior to April 1.

In our initial public offering, we issued 4,830,000 shares of our Class A common stock to the public at a price of $22 per share to receive net cash proceeds of approximately $97.4 million after expenses. Holders of Class A common stock have voting rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B are entitled to six votes per share. dELiA*s continues to own all outstanding shares of iTurf's Class B common stock, each share of which is convertible into one share of Class A common stock under certain circumstances. At January 29, 2000, dELiA*s owned approximately 90% of the voting power and 60% of the value of iTurf common stock.

iTurf used approximately $17.7 million of the initial public offering proceeds to purchase 551,046 shares of dELiA*s common stock from dELiA*s. This purchase has been recorded as a reduction to iTurf's stockholders' equity.

For periods prior to our initial public offering, the financial statements include expenses which have been allocated to iTurf by dELiA*s on a specific identification basis plus the allocated share of the costs associated with resources we shared with dELiA*s. Allocations from dELiA*s for such shared resources were made primarily on a proportional cost method based on related revenues and management believes these allocations to be reasonable. Since our initial public offering, similar expenses are recorded in accordance with intercompany agreements. At January 29, 2000, a portion of our intercompany expenses were prepaid.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of iTurf Inc. and subsidiaries, all of which were wholly owned for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
FISCAL YEAR -- Any reference in this report to a particular fiscal year after 1998 is to the year ended on the Saturday closest to January 31 following the corresponding calendar year. For example, "fiscal 1999" means the period from February 1, 1999 to January 29, 2000. Any reference in this report to a particular fiscal year before 1999 is to the year ended January 31 following the corresponding calendar year. For example, "fiscal 1998" means the period from February 1, 1998 to January 31, 1999.

INCOME TAXES--We use the liability method of accounting for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income taxes purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more likely than not criteria.

For periods prior to our initial public offering, our results were included in dELiA*s consolidated federal and state income tax returns and our income tax provision was calculated as if we had operated as an independent company. For such periods, dELiA*s paid all taxes for us and, as such, income taxes payable and deferred tax assets and liabilities were included in amounts due to dELiA*s. As a result of our initial public offering, we are required to file a separate return.

CASH EQUIVALENTS-- We consider all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

INVESTMENTS -- Except for an equity investment accounted for on the cost basis, our short-term and long-term investments consist of debt securities, principally instruments of the U.S. Government and its agencies, of municipalities and of short-term mutual municipal and corporate bond funds. These investments are securities that we have the ability and positive intent to hold to maturity, and are therefore classified as held- to-maturity and carried at amortized cost. Realized gains and losses on sales of securities are reported in earnings and computed using the specific identification cost basis. (See Note 7.)

PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost and is depreciated on the straight-line method over five years, the estimated useful lives of the assets.

INTANGIBLE ASSETS -- Intangible assets relate primarily to goodwill resulting from acquisitions, which is being amortized by the straight-line method over 5 years. We determined this amortization period to be appropriate based on the strength of the brand names, the unique business concepts and the membership lists acquired, as well as our long-term plans for the acquired businesses. Accumulated amortization at January 31, 1999 and January 29, 2000 was approximately $77,000 and $1.7 million, respectively. (See Note 3.)

USE OF ESTIMATES-- The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

RECLASSIFICATIONS -- Certain amounts have been reclassified to conform to the current year presentation.

                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION -- Product sales are recognized at the time the products are shipped to customers. Advertising and sponsorship revenue is recognized at either the ratio of impressions delivered to total guaranteed impressions or on a straight-line basis over the term of the contract provided that iTurf does not have any significant obligations remaining. Sales of our advertising inventory by third parties under revenue-sharing arrangements are recorded at the amounts reported by the revenue-sharing partners, which are net of agreed-upon commission fees, when the advertising has been provided. When we license the use of our brands, content or other intangible assets to third parties for specific projects, rather than for a period of time, licensing revenue is recognized upon fulfillment of all material contractual obligations. Subscription revenue related to DiscountDomain.com, a membership based discount shopping service, is billed monthly, subsequent to the earlier of a customer's first purchase or one month from the date of initial subscription. Subscriptions are cancelable at any time and revenue is recognized on a monthly basis. We do not incur any direct costs associated with advertising, licensing or subscription revenue. Accordingly, all indirect expenses incurred in connection with these revenue sources are included in operating expenses. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. At January 31, 1999 and January 29, 2000, the sales return allowance, which is included in other current liabilities was $21,000 and $211,000, respectively.

ADVERTISING COSTS-- We expense the cost of advertising as it is incurred. For fiscal 1997, 1998 and 1999, advertising costs were approximately $1,000, $443,000 and $14.2 million, respectively.

DUE TO DELIA*S -- Due to dELiA*s represents amounts payable to dELiA*s for financing our operations and working capital requirements prior to our initial public offering. Such amounts were repaid during fiscal 1999. Interest was charged at 8% per annum.

LONG-LIVED ASSETS -- In accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

STOCK-BASED COMPENSATION -- We grant stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock options in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and, accordingly, do not recognize compensation expense. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma alternative of SFAS No.
123. (See Note 10.)

                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPUTATION OF HISTORICAL NET INCOME (LOSS) PER SHARE -- We calculate earnings per share in accordance with SFAS NO. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method.) Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1999, the Financial Accounting Standards Board approved deferral of Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities, which we are required to adopt in fiscal year beginning February 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We do not expect our adoption of SFAS No. 133 to have a material impact on our consolidated position, results of operations and cash flows.

3.       ACQUISITIONS
TAPONLINE
On September 1, 1999, iTurf Inc. acquired T@PONLINE.COM, Inc. which hosts a leading global Internet portal Web site with information and community services directed at college and university students. The merger consideration consisted of 1,586,996 shares of our Class A common stock. In accordance with the purchase method of accounting, the results of Taponline have been included in our consolidated financial statements since the date of merger. The excess of the aggregate purchase price over the fair market value of net assets acquired of $19.0 million was allocated to goodwill based upon preliminary estimates of fair values and is being amortized over five years.

On a pro forma basis, assuming the merger had been completed on the first day of each fiscal year, net sales, net loss and loss per share would have been approximately $4.6 million, $3.6 million and $0.26, respectively, for fiscal 1998 and $24.9 million, $16.4 million and $0.91, respectively, for the fiscal 1999. These results are unaudited and presented for informational purposes only and do not necessarily represent results which would have occurred, and they may not be indicative of future results of combined operations.

GURL

In December 1997, iTurf acquired all the outstanding common stock of gURL, Interactive Inc. ("gURL"), an interactive entertainment Web site, for 5,000 shares of dELiA*s common stock valued at $108,000 based on the fair market value of dELiA*s common stock on the date of acquisition, cash of $120,000 and rights to receive an aggregate of 10,000 additional shares of dELiA*s common stock subject to the satisfaction of certain membership-level targets. Such targets were subsequently met; 5,000 shares of dELiA*s common stock were issued in December 1998 and the remaining 5,000 shares were issued in December 1999.

The acquisition has been accounted for by the purchase method of accounting and the results of the operations of gURL have been included in our financial statements from the date of acquisition. The excess purchase price over the fair value of net assets acquired was approximately $387,000. This amount includes $159,000 relating to the 10,000 shares of dELiA*s common stock issued in December 1998 and December 1999, which was calculated using the fair market value of dELiA*s common stock on the date the related targets were achieved.

                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       ACQUISITIONS (CONTINUED)
INTERNET OPERATIONS OF TSI SOCCER CORPORATION
On December 10, 1997, dELiA*s acquired TSI Soccer Corporation in a transaction accounted for by dELiA*s as a pooling of interests. In connection with this transaction, dELiA*s issued an aggregate of 308,687 shares of its common stock and made cash payments of approximately $730,000 to former stockholders of TSI. The $730,000 in cash payments, which were made to dissenting TSI stockholders, was recorded by dELiA*s as a reduction in equity and was not accounted for by iTurf. These stockholders held 104,737 shares (or 9.23% of the outstanding shares) out of an aggregate of 1,134,411 shares of TSI outstanding immediately prior to consummation of the acquisition. None of these dissenting stockholders received consideration other than the cash referred to above. The holders of the 1,029,674 other shares (or 90.77% of the outstanding shares) of TSI received only dELiA*s common stock as consideration for their TSI shares, other than cash payments of approximately $137 made for fractional shares. The acquired operations included an Internet business. In accordance with pooling-of-interests accounting, the accompanying financial statements, which include all of dELiA*s Internet operations, include such Internet operations of TSI from the date of their inception in March 1995.

During fiscal 1997 through the date of the combination, as well as in prior years, the Internet operations of TSI represented all of iTurf's operations. For the nine months ended October 31, 1997, these operations resulted in net sales of $86,000 and net loss of $1,000.

In connection with our April 1999 initial public offering, iTurf acquired the TSISoccer.com domain name from TSI Soccer Corporation, which was then a wholly-owned subsidiary of dELiA*s, for 1,136 shares of our Class A common stock (valued at $25,000 at the initial public offering price).

4.       INCOME TAXES
The provision (benefit) for income taxes is comprised of the following (in thousands):



                                     FISCAL 1997      FISCAL 1998       FISCAL 1999
                                     -----------      -----------       -----------
      Current:
          Federal                      $  (23)          $   248           $ (151)
          State                            (6)               97              (--)
                                       -------          -------           -------
                                          (29)              345             (151)
      Deferred:
          Federal                          --                 8               (7)
          State                            --                 2               (3)
                                       ------           -------           -------
                                           --                10              (10)
                                       ------           -------           -------
      Total                            $  (29)          $   355           $ (161)
                                       ======           =======           =======


                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       INCOME TAXES (CONTINUED)
Significant components of our deferred tax assets and liabilities are as follows (in thousands):


                                               JANUARY 31, 1999    JANUARY 29, 2000
     Deferred tax liabilities:
           Property and equipment                  $    (19)            $    (52)
     Deferred tax assets:
           Reserves                                       9                   99
           Goodwill amortization                         --                  811
           Net operating loss                            --                5,723
           Valuation allowance                           --               (6,581)
                                                   --------             ---------
                                                          9                   52
                                                   --------             --------
     Net deferred tax asset (liability)            $    (10)            $     --
                                                   ========             ========



The following is a reconciliation of the statutory federal income tax rates to our effective income tax rates:


                                                             FISCAL 1997         FISCAL 1998           FISCAL 1999
                                                             -----------         -----------           -----------
      Statutory federal income tax expense (benefit)            (34)%                 34%                (34)%
      State income tax expense (benefit)                         (8)                   7                  (2)
      Valuation allowance                                        --                   --                  35
      Other                                                      --                    5                  --
                                                                (42)%                 46%                 (1)%
                                                              =========            ========             =======



During fiscal 1999, we generated a NOL of approximately $12.2 million. This NOL expires in 2020. We have established a valuation allowance for the full amount of the NOL.

5.       STOCKHOLDERS' EQUITY

On November 17, 1999, 325,000 shares of our Class B common stock were converted to Class A common stock and sold by dELiA*s.

On December 6, 1999, 750,000 shares of our Class B common stock were converted to Class A common stock and sold by dELiA*s.

6.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



                                                 FISCAL 1997    FISCAL 1998    FISCAL 1999
                                                ------------    -----------    ------------
Net income (loss)                               $    (40,000)   $    425,000   $(14,271,000)
                                                ============    ============   ============
Weighted-average shares                           12,500,000      12,500,000     17,005,000
Effect of dilutive securities - stock options             --          18,000             --
                                                ------------    ------------   ------------
Adjusted weighted-average                         12,500,000      12,518,000     17,005,000
                                                ============    ============   ============
Basic and diluted net income (loss) per share   $      (0.00)   $       0.03   $      (0.84)
                                                ============    ============   ============



None of the options to purchase shares that were outstanding for fiscal 1999 (see Note 10) were included in the computation of diluted earnings per share because their effect would have been antidilutive.

                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value amounts reported in our balance sheets for cash and cash equivalents approximate fair values. Except for a $1.0 million investment in a start-up Internet company that is accounted for on the cost method, our total investments of $43.9 million represents debt securities that are classified as held-to-maturity and carried at amortized cost. The fair value of our debt security investments at January 29, 2000 is $42.7 million based on quotes obtained from brokers for those instruments while the market value of our other investment is believed to approximate cost.

8.       COMMITMENTS AND CONTINGENCIES
LEASES
As of January 29, 2000, iTurf was obligated under various long-term non-cancelable operating leases for office space and equipment requiring minimum annual rental payments in future periods as follows: $278,000 in fiscal 2000, $8,000 in fiscal 2001, $7,000 in fiscal 2002 and $3,000 in fiscal 2003.

Rent expense for the fiscal years ended January 31, 1998, January 31, 1999 and January 29, 2000 was $5,000, $13,000 and $455,000, respectively.

MARKETING ALLIANCES
In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the two-year term of the agreement, we have agreed to pay America Online a total of approximately $8.1 million, of which $5.0 million was paid as of January 29, 2000. In August 1999, we entered into a strategic marketing alliance with Microsoft Corporation. Over the one-year term of the agreement, we have agreed to pay Microsoft a total of at least $4.6 million, of which approximately $2.0 million was paid as of January 29, 2000. For both marketing programs, the total expected payment is being recognized as advertising expense on a straight-line bases over the life of the appropriate marketing program.

In connection with the September 1999 Taponline transaction, we entered into a marketing alliance with MarketSource Corporation, which is owned by certain of the sellers of T@ponline including a former member of our board of directors, to promote our network of sites through MarketSource's offline marketing channels. We committed to purchasing approximately $6.5 million in promotional opportunities through these channels over the next three years. Of this amount, $1.5 million was paid as of January 29, 2000. Advertising through this program is being expensed as incurred.

9.       SEGMENTS
iTurf determines operating segments in accordance with Statement of Financial Accounting Standards No. 131. Prior to our fiscal 1999 acquisition of OnTap, iTurf consisted of a single segment. Since that acquisition, we manage the new business as a separate reportable segment. iTurf currently earns the majority of its revenues from e-commerce while OnTap earns advertising revenue on its college-focused community Web sites. We may restate our fiscal 1999 segment reporting in future reports to reflect internal restructuring.

We evaluate performance and allocate resources between the two segments primarily based on operating loss before interest income and income taxes. There are no material differences between accounting policies used by the reportable segments in preparation of this information and those described in the summary of significant accounting policies in this report. There are no material transactions between the two segments.

                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       SEGMENTS (CONTINUED)


FISCAL 1999 (IN THOUSANDS)                         iTURF             ONTAP             TOTAL
                                                   -----             -----             -----
Revenues                                       $    24,072        $      749      $    24,821
Operating loss                                     (13,853)           (3,544)         (17,397)
Total assets at year-end                            70,237            18,571           88,808

Operating loss for reportable segments                                            $   (17,397)
Interest income, net                                                                    2,965
                                                                                  -----------
Total loss before taxes                                                           $   (14,432)
                                                                                  ============



10.      STOCK OPTIONS
On January 1, 1999, iTurf established the 1999 Stock Incentive Plan for officers, employees, consultants, contractors and directors providing for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights and restricted stock, and reserved 4,050,000 shares for grant. Either the Board of Directors or the Compensation Committee of the Board of Directors may determine the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise prices. Stock options are exercisable for a period not to exceed 10 years from the date of the grant and, to the extent determined at the time of grant, may be paid for in cash, shares of common stock, restricted stock or by a reduction in the number of shares issuable upon exercise of the option. The majority of the options outstanding at January 29, 2000 vest 20% per year beginning one year from the date of grant, while some of the options vest in eight six-month intervals generally beginning six months from the date of grant.

A summary of stock option activity under our Stock Incentive Plan is as follows:


                                                Fiscal 1998               Fiscal 1999
                                                        Weighted                  Weighted
                                            Options   Exercise Price   Options  Exercise Price
                                           ---------  --------------  --------- --------------
Outstanding at beginning of period                --   $     --       1,419,688    $  9.36
     Granted                               1,419,688       9.36       1,673,550      17.70
     Canceled                                     --         --        (103,375)     13.92
                                           ---------   --------       ----------   -------
Outstanding at end of period               1,419,688   $   9.36       2,989,863    $ 13.87
                                           =========   ========       =========    =======
Options exercisable at end of period              --   $     --         304,058    $ 13.22
                                           =========   ========       =========    =======


The following summarizes stock option information at January 29, 2000:



                                             Options Outstanding                         Options Exercisable
                          ---------------------------------------------------     -------------------------------
                                        Weighted-Average
      Range of                Number         Remaining       Weighted-Average         Number      Weighted-Average
      Exercise Prices       Outstanding  Contractual Life    Exercise Price        Exercisable    Exercise Price
      ---------------       -----------  ----------------    ----------------      -----------    ---------------
      Under $14.00           2,002,863       9 years             $10.06                213,558         $9.53
      $14.01 to $20.00         132,500       9 years             $18.99                  2,000         18.88
      Over $20.00              854,500       9 years             $22.00                 88,500         22.00
                             =========                                              ==========
      Total                  2,989,863       9 years             $13.87                304,058        $13.22
                             =========                                              ==========



iTurf applies APB No. 25 and related interpretations in accounting for the Incentive Plan. Accordingly, no compensation expense has been recognized for the plan. Had compensation expense been determined based on the fair value of stock option grants on the date of grant in accordance with SFAS No. 123, our net income for fiscal 1998 would have been $331,000 and our net loss for fiscal 1999 would have been $19.1 million. On the same pro forma basis, earnings per share would have been unchanged for fiscal 1998 and loss per share would have been $1.12 for fiscal 1999.

                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      STOCK OPTIONS (CONTINUED)
The estimated fair market value of options granted during fiscal 1998 and 1999 was $3.17 and $15.58 per share, respectively. These fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: for fiscal 1998, no dividend yield and no volatility; risk-free interest rate of 4.5 percent; and expected lives of four years; and for fiscal 1999, no dividend yield, 150 percent volatility, risk-free interest rate of 5.5 percent and expected lives of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

11.      RELATED PARTY TRANSACTIONS
Prior to our initial public offering, all merchandise sold was purchased from dELiA*s or one of its subsidiaries at an amount equal to dELiA*s or the subsidiary's cost including cost of freight, handling and other costs incurred in connection with providing such merchandise. As a wholly-owned subsidiary of dELiA*s, we also received, and were charged our proportionate share of the costs of, various services from dELiA*s including administrative, distribution and other services. We believe all allocations of such costs were made on a reasonable and consistent basis; however; they are not necessarily indicative of, nor is it practical for us to estimate, the level of expenses which might have been incurred had we been operating as a separate, stand-alone company.

In connection with our initial public offering, we entered into several intercompany agreements with dELiA*s. These agreements cover rights and obligations regarding trademarks and customer lists, competition, intercompany services, customer service and stock registration.

The Trademark License and Customer List Agreement provides us with the exclusive right to use dELiA*s trademarks in connection with the sale of goods and services on the Internet. We pay dELiA*s a royalty equal to 5% of net sales from iTurf Web sites bearing a trademark licensed from dELiA*s and 5% of dELiA*s-sourced net sales from other iTurf Web sites on which sales of dELiA*s-sourced goods exceed 50% of total net sales. The agreement also provides for royalty-free sharing of customer lists and restricts both parties from entering the other's business.

Under the Intercompany Services Agreement, dELiA*s continues to provide us the services it provided prior to the offering, other than warehouse and fulfillment services, at 105% of its cost. For warehousing and fulfillment services, we are charged 105% of the dELiA*s cost based on the average cost per package shipped. dELiA*s supplies us inventory for payment equal to the lesser of 105% of dELiA*s total direct cost and the best price at which dELiA*s could resell those products to a third party. In addition, we have the right to purchase from dELiA*s up to $300,000 annually of closeout inventory, generally at prices discounted from dELiA*s price. Advertising for iTurf in dELiA*s print catalogs costs $40 per 1,000 catalogs distributed with iTurf required to purchase minimum amounts of advertising space and dELiA*s required to provide a minimum amount of advertising space.

Under the Customer Service Agreement, we provide to dELiA*s e-mail-based customer service in respect of those of dELiA*s catalogs corresponding to trademarks licensed from dELiA*s.

                                   iTURF INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.      RELATED PARTY TRANSACTIONS (CONTINUED)
Had the intercompany agreements been in effect during the periods prior to our initial public offering, they would not have had a material effect on the results of operations for such periods.

Several of iTurf's officers and directors also serve as officers and directors of dELiA*s.

For fiscal 1997, 1998 and 1999, we incurred $69,000, $1.7 million and $13.1 million, respectively, for merchandise purchases from dELiA*s and we were allocated or charged $45,000, $219,000 and $9.8 million, respectively, for other expenses.

12.      SUBSEQUENT EVENTS
On February 15, 2000, iTurf Inc. acquired theSpark.com, Inc, which operates a community and content Web site focusing on college students and young adults. The consideration consisted of 1,099,988 newly-issued shares of iTurf Class A common stock and the right to receive up to$13.5 million in additional stock (up to 2,683,626 additional shares) and cash (for any remaining amount earned) if certain performance goals related to the theSpark.com web site are met. The transaction will be accounted for under the purchase method of accounting.

    In the first quarter of fiscal 2000, we entered into a lease agreement for additional office space in the office building we currently occupy in downtown Manhattan. The lease term is 10 years. The lease term does not commence until the landlord delivers possession of the additional office space. We expect the landlord to deliver possession of the space in September 2000. During the term of the lease, we will pay annual rent of approximately $800,000 subject to certain adjustments.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                               /s/ Stephen I. Kahn
                               -------------------------
                               Stephen I. Kahn
                               Chairman of the Board and
                               Chief Executive Officer

Date:  April 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                TITLE                       DATE

/s/ Stephen I. Kahn             President, Chief Executive       April 28, 2000
-------------------------       Officer and Chairman of the
Stephen I. Kahn                 Board (principal executive
                                officer)

/s/ Dennis Goldstein            Chief Financial Officer and      April 28, 2000
-------------------------       Treasurer (principal financial
Dennis Goldstein                and accounting officer)

/s/ Christopher C. Edgar        Vice President and Director      April 28, 2000
------------------------
Christopher C. Edgar

/s/ Evan Guillemin              Vice President and Director      April 28, 2000
------------------------
Evan Guillemin

/s/ Thomas R. Evans             Director                         April 28, 2000
------------------------
Thomas R. Evans

/s/ Bruce Nelson                Director                         April 28, 2000
------------------------
Bruce Nelson

/s/ Beth Vanderslice            Director                         April 28, 2000
------------------------
Beth Vanderslice

EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of iTurf (incorporated by reference to Exhibit 3.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
3.2      By-laws of iTurf (incorporated by reference to Exhibit 3.2 to the iTurf
         Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
4.1 Agreement and Plan of Merger dated February 4, 2000, by and among iTurf, iTurf Caveman Acquisition Corporation, theSpark.com, Inc.
         ("Spark"), and the stockholders of Spark (incorporated by reference to Exhibit 2.1 to the iTurf Inc. Current Report on Form 8-K dated February
         25, 2000)
10.1     Form of Intercompany Services Agreement (incorporated by reference to
         Exhibit 10.1 to the iTurf Inc. Registration Statement on Form S-1
         (Registration No. 333-71123))
10.2 Form of Trademark License and Customer List Agreement (incorporated by reference to Exhibit 10.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.3 Form of Intercompany Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.4     Form of Tax Allocation Agreement (incorporated by reference to Exhibit
         10.4 to the iTurf Inc. Registration Statement on Form S-1 (Registration
         No. 333-71123))
10.5 Form of iTurf Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.6     Form of dELiA*s Common Stock Registration Rights Agreement
         (incorporated by reference to Exhibit 10.6 to the iTurf Inc.
         Registration Statement on Form S-1 (Registration No. 333-71123))
10.7     Form of Customer Service Agreement (incorporated by reference to
         Exhibit 10.7 to the iTurf Inc. Registration Statement on Form S-1
         (Registration No. 333-71123))
10.8 Form of Letter Agreement between dELiA*s and iTurf (regarding a sale of control by dELiA*s) (incorporated by reference to Exhibit 10.8 to the iTurf Inc. Registration Statement on Form S-1 (Registration No.
         333-71123))
10.9 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the iTurf Inc. Registration Statement on Form S-1 (Registration No.
         333-71123))
10.10 Employment Agreement between iTurf and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.11 Employment Agreement between iTurf and Alex S. Navarro (incorporated by reference to Exhibit 10.11 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.12 Employment Agreement between iTurf and Oliver Sharp (incorporated by reference to Exhibit 10.12 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.13 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.14 tsisoccer.com Asset Transfer Agreement, dated April 1, 1999, between iTurf Inc. and TSI Soccer Corporation (incorporated by reference to Exhibit 10.14 to the iTurf Inc. Registration Statement on Form S-1
         (Registration No. 333-71123))
10.15    Subscription Agreement, dated April 1, 1999, between iTurf Delaware
         Investment Company and dELiA*s (incorporated by reference to Exhibit
         10.15 to the iTurf Inc. Registration Statement on Form S-1
         (Registration No. 333-71123))
10.16    Advertising Agreement between iTurf and America Online, Inc., dated May
         4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc.
         Quarterly Report on Form 10-Q for the fiscal quarter ended May 1,
         1999)**
10.17    Online Advertising Authorized Reseller Agreement between iTurf,
         Taponline and MarketSource Corporation, dated September 1, 1999
         (incorporated by reference to Exhibit 99.1 to the iTurf Inc. Current
         Report on Form 8-K dated September 7, 1999)
10.18    Offline Advertising Purchase Agreement between iTurf and MarketSource
         Corporation, dated September 1, 1999 (incorporated by reference to
         Exhibit 99.2 to the iTurf Inc. Current Report on Form 8-K dated
         September 7, 1999)
10.19    Registration Rights Agreement between iTurf and MarketSource
         Corporation (incorporated by reference to Exhibit 10.19 to the iTurf
         Inc. Registration Statement on Form S-1 (Registration No. 333-90435))
10.20* Lease Agreement dated January 30, 2000 by and between iTurf and the State-Whitehall Company


10.21*   Registration Rights Agreement dated February 15, 2000 by and between
         iTurf and former stockholders of TheSpark.com Inc.
21*      Subsidiaries of the Registrant
23.1*    Consent of Ernst & Young LLP
27.1*    Financial Data Schedule


----------
*        Filed herewith

** Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.