Form 10-K/A
period 2000-01-29
ITURF INC
filed 2000-05-25
CIK 1076914

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 25, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee Required]
         For the fiscal year ended January 29, 2000


                         Commission file number 0-25347

                                   ITURF INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN OUR CHARTER)

                                   ----------

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

                                   ----------

PART III OF THE ANNUAL REPORT ON FORM 10-K OF ITURF INC. FOR THE YEAR ENDED JANUARY 29, 2000 IS AMENDED IN ITS ENTIRETY TO ADD THE FOLLOWING INFORMATION:

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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors are as follows:

NAME                             AGE   POSITION
----                             ---   --------
Stephen I. Kahn...............   34    President, Chief Executive Officer and Chairman of the Board
Christopher C. Edgar..........   34    Vice President and Director
Thomas R. Evans (1)(2)........   45    Director
Evan Guillemin................   35    Vice President and Director
Bruce Nelson..................   48    Senior Creative Executive and Director
Timothy U. Nye................   34    Director
Douglas R. Platt..............   36    Director
Beth Vanderslice (1)(2).......   36    Director
Renny Gleeson.................   31    Senior Vice President - Marketing
Dennis Goldstein..............   34    Chief Financial Officer and Treasurer
Aurelian Lis..................   31    Chief Operating Officer - Commerce
Alex S. Navarro...............   31    Chief Strategy Officer, General Counsel and Secretary
Oliver Sharp, Ph.D............   33    Chief Technology Officer

----------
(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.

         STEPHEN I. KAHN has served as Chairman of the board of directors, President and Chief Executive Officer of iTurf since its incorporation in 1997. He has served as Chairman of the board of directors and Chief Executive Officer of our parent since October 1996, and also served as its President until March 1999. He was the President and Chief Executive Officer of dELiA*s LLC (the predecessor of our parent) and a member of the board of managers of dELiA*s LLC from the time he co-founded our parent's business in 1993 until October 1996. Mr. Kahn is a director of Danier Leather Inc., a publicly-traded integrated designer, manufacturer and retailer of high-quality, high-fashion leather and suede clothing.

         CHRISTOPHER C. EDGAR has served as a Vice President and as a member of the board of directors of iTurf since iTurf's incorporation in 1997. Mr. Edgar has served as Executive Vice President, Chief Operating Officer and a Director of our parent since October 1996, and was elected Vice Chairman of its board of directors in March 1999. He was previously Executive Vice President of dELiA*s LLC and a member of the board of managers of dELiA*s LLC from the time he co-founded our parent's business in 1993. Mr. Edgar oversees catalog publishing, marketing, merchandising and inventory management at our parent.

         THOMAS R. EVANS has served as a director of iTurf since the completion of our initial public offering. He has served as Chairman of the board and Chief Executive Officer of Official Payments Corp., a leading provider of electronic payment options to government entities, since August 1999. Mr. Evans served as the Chief Executive Officer and President of Geocities, the world's largest and one of the fastest-growing communities of personal Web sites on the Internet from April 1998 to May 1999. From 1991 to April 1998, Mr. Evans served as President and Publisher of U.S. NEWS & WORLD REPORT, a magazine that reports on domestic and international current events. From January 1997 to April 1998, Mr. Evans also served as President and Publisher of THE ATLANTIC MONTHLY, a magazine that features articles on art, literature, politics and technology. In addition, from May 1995 to April 1998, Mr. Evans also served as President and Publisher of FAST COMPANY, a magazine that showcases business people and ideas.

         EVAN GUILLEMIN has served as a Vice President of iTurf since January 1999 and joined the board of directors of iTurf in January 1999. Mr. Guillemin previously served as Chief Financial Officer of iTurf from 1997 to 1999. From July 1996 until recently, Mr. Guillemin served as Chief Financial Officer and Treasurer of our parent. In March 1999, he was also elected President of our parent. Prior to joining our parent he was employed by K-III Communications Corporation, a media investment company, first as an associate with and later as a director of acquisitions.

         BRUCE NELSON has served as a director and senior creative executive of iTurf since 1999. From 1998 to 1999, he worked for Young & Rubicam Inc., an advertising agency, most recently as Vice Chairman. Prior to that position, he worked for McCann-Erickson Worldwide, an advertising agency, for 19 years in a variety of creative capacities. He is a director of Official Payments Corp., a leading provider of electronic payment options to government entities.

         TIMOTHY U. NYE has served as a director of iTurf since May 2000. He has been the chief executive officer or co-chief executive officer of Sunshine Amalgamedia, Inc., a developer of multimedia content, since 1994. From 1994 to 1996, Mr. Nye was chief executive officer of SonicNet, an internet music service which he founded.

         DOUGLAS R. PLATT has served as a director of iTurf since May 2000. He has been the chief executive officer of Prefer.com, Inc. (or a predecessor entity), a business-to-business focused e-commerce marketing company, since January 1999. In 1999, he also served as a consultant to Daily Planet Catalog, a direct marketing company that he previously served as President from 1988 to 1994 and then managing director until January 1999. He also served as a consultant to E. M. Warburg Pincus & Co., a financial firm, from November 1998 to February 1999.

         BETH VANDERSLICE has served as a director of iTurf since the completion of our initial public offering. Ms. Vanderslice became Vice President, General Manager of Lycos, Inc., a provider of Web navigational community and commerce services, in 1999. From 1995 to 1999, Ms. Vanderslice worked for Wired Ventures, Inc., a provider of Web-based products and services, including Hot Bot, Hot Wired and Wired News, as Vice President of Marketing and then President.

         RENNY GLEESON has served as Senior Vice President - Marketing of iTurf since January 1999. Prior to joining iTurf, Mr. Gleeson served as Creative Director of Darwin Digital, the interactive advertising unit of Saatchi and Saatchi Advertising from 1997 until 1999. From 1996 to 1997, he was the Art Director for CyberSites, Inc., a developer of CD-ROMs and on-line games. From 1994 to 1996, he was the studio manager for the Robert Gober Company, a contemporary sculpture firm.

         DENNIS GOLDSTEIN has served as Chief Financial Officer and Treasurer of iTurf since January 1999 and recently assumed responsibility for the operations of our content sites other than iTurf.com. Prior to joining iTurf, Mr. Goldstein was the Vice President for Corporate Development of Paulaur Corporation, a manufacturing firm. From 1992 to 1997, he worked in a variety of capacities for Boston Consulting Group, Inc., a management consulting firm.

         AURELIAN LIS was recently appointed Chief Operating Officer - Commerce. He previously served as Senior Vice President of Strategy for iTurf from 1999 to 2000. Prior to joining iTurf, Mr. Lis worked for Unilever PLC in a variety of strategic and operational sales capacities from 1993 to 1999.

         ALEX S. NAVARRO has served as Chief Operating Officer and Secretary of iTurf since December 1998 and was recently appointed Chief Strategy Officer. He previously served as Senior Vice President in charge of iTurf's operations from December 1997 to December 1998. Mr. Navarro served as Senior Vice President-Development and Legal Affairs, General Counsel and Secretary of our parent from April 1997 to July 1999, and since July 1999 has served as Counselor at Law for our parent. From 1994 to 1997, Mr. Navarro was associated with the law firm of Proskauer Rose LLP.

         OLIVER SHARP, PH.D. has served as Chief Technology Officer of iTurf since February 1999. He also oversees the operation of recently launched iTurf.com. He previously worked for Microsoft Corporation, a computer software company. He held a variety of positions with Microsoft, and most recently was the assistant to the chief executive officer's technical assistant. From 1995 to 1996, he was a principal in Colusa Software, a software development firm, which was subsequently acquired by Microsoft. From 1989 to 1995, he was a researcher in the physics department of Lawrence Livermore National Laboratory.

         There are no family relationships among the directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of the persons required to file reports under Section 16(a) of the Exchange Act filed all such required reports on a timely basis during such period except that Mr. Nelson filed a report on Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation awarded to, earned by or paid to those persons who were, for fiscal 1999, our Chief Executive Officer and our four most highly compensated executive officers (collectively, the "named executive officers"). None of these individuals received a bonus from us in fiscal 1998 or fiscal 1999. Except as disclosed below, the aggregate value of all perquisites and other personal benefits, securities or property did not exceed 10% of the total of annual salary for each named executive officer.

                                                   ANNUAL COMPENSATION      LONG-TERM COMPENSATION     ALL OTHER COMPENSATION
                                                   -------------------      ----------------------     ----------------------
                                        FISCAL                               SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR           SALARY ($)                OPTIONS (#)
---------------------------              ----           ----------                -----------
Stephen I. Kahn (1)                      1999           $   90,000                  100,000                  $ 16,739(2)
   Chairman of the Board, President      1998                   --                  503,125                        --
   and
   Chief Executive Officer

Alex S. Navarro (3)                      1999              115,077                       --                        --
   Chief Strategy Officer and            1998                   --                  179,688                        --
   Secretary

Dennis Goldstein (4)                     1999              131,731                       --                        --
   Chief Financial Officer and           1998                   --                  215,625                        --
   Treasurer

Oliver Sharp, Ph.D. (5)                  1999              109,615                  258,750                    11,113(6)
   Chief Technology Officer

Renny Gleeson (7)                        1999              100,000                       --                        --
   Senior Vice President - Marketing     1998                2,692                  143,750                        --

(1) This table does not include compensation paid to Mr. Kahn in his capacity as an officer of our parent, dELiA*s Inc.

(2) Includes reimbursement for personal legal and accounting fees of $12,899 in accordance with the terms of Mr. Kahn's employment agreement.

(3) This table does not include compensation paid to Mr. Navarro in his capacity as an officer of our parent, dELiA*s Inc.

(4)      Mr. Goldstein joined iTurf on January 18, 1999.

(5)      Dr. Sharp joined iTurf on March 9, 1999.

(6)      Represents reimbursement for relocation costs.

(7)      Mr. Gleeson joined iTurf on January 13, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information with respect to individual grants of stock options made during fiscal 1999 to each of the named executive officers who received stock options grants in such year. Unless otherwise noted below, all options granted represent options to purchase shares of our common stock. We did not make any SAR grants in fiscal 1999.

                                                PERCENT OF                            POTENTIAL REALIZABLE VALUE AT
                                                  TOTAL                               ASSUMED ANNUAL RATES OF STOCK
                                NUMBER OF        OPTIONS                              PRICE APPRECIATION FOR OPTION
                                SECURITIES     GRANTED TO   EXERCISE                            TERM (1)
                                UNDERLYING      EMPLOYEES     PRICE                 ----------------------------------
                             OPTIONS GRANTED    IN FISCAL   (PER       EXPIRATION         5%               10%
NAME                               (#)            YEAR       SHARE)       DATE
---------------------------- ----------------- ------------ ---------- ------------ ---------------- -----------------
Stephen I. Kahn                   100,000            6.4%     $22.00     4/8/09       $1,383,568       $3,506,233

Oliver Sharp, Ph.D.               258,750           16.4       22.00     4/8/09        3,579,983        9,072,379

(1) The assumed annual rates of appreciation of 5% and 10% would result in the price of a share of our Class A common stock increasing from $13.00 at January 29, 2000 to $21.18 and $33.72, respectively, over ten years.

                          FISCAL YEAR-END OPTION VALUES

         The following table presents certain information concerning unexercised options held by the named executive officers as of January 29, 2000. None of the named executive officers exercised options during fiscal 1999.

                         NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                        UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                           OPTIONS AT FISCAL          FISCAL YEAR-END
                         YEAR-END EXERCISABLE/          EXERCISABLE/
NAME                         UNEXERCISABLE             UNEXERCISABLE
----------------------------------------------------------------------------
Stephen I. Kahn             75,391/ 527,734         $228,923/ $1,602,452

Alex S. Navarro             22,462/ 157,226           81,762/ 572,303

Dennis Goldstein            47,918/ 167,707           174,422/ 610,453

Oliver Sharp, PhD           57,500/ 201,250                 0/ 0

Renny Gleason               15,973/ 127,777           58,141/ 465,108

DIRECTOR COMPENSATION

         Non-employee directors are paid $2,000 for each board of directors meeting attended and are entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at full board and board committee meetings.

         Under our stock incentive plan, each non-employee director is granted an option to purchase 50,000 shares of Class A common stock with an exercise price equal to the fair market value of the Class A common stock on the date of grant. All options granted to non-employee directors become exercisable with respect to 12.5% of the covered shares on each of the first eight six-month anniversaries of the date of grant, assuming the non-employee director is a director on those dates. Those options generally will cease to be exercisable 10 years from the date of grant. Upon a "change of control" of iTurf, all options that have not yet expired will automatically become exercisable. Directors who are affiliates of our parent are not compensated for service as directors of iTurf, so long as our parent beneficially owns at least 20% of our outstanding voting securities.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

         In connection with our initial public offering, Messrs. Goldstein, Gleeson, Kahn, Navarro and Sharp entered into three-year agreements with iTurf providing for the continuation of their respective employment in their current positions at minimum salaries of $125,000, $100,000, $100,000, $125,000 and
$125,000, respectively, a year plus increases in salary and bonuses as the board of directors may from time to time approve. If one of these executives dies, or, as a result of disability, is unable to perform substantially all his duties for a period of nine consecutive months, iTurf may terminate his employment not earlier than 30 days and not later than 90 days after the expiration of the nine-month period, in which event the executive or his heirs or estate will be entitled to his salary for the remainder of the term of the agreement.

         Under our stock incentive plan, the vesting of all employee stock options will be accelerated in some circumstances upon changes of control of iTurf.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Prior to our initial public offering, our board of directors did not have a compensation committee, and all compensation decisions relating to our executive officers were made by the full board of directors. Since the closing of our initial public offering, the compensation committee of our board of directors has made all compensation decisions regarding our executive officers. The compensation committee is comprised of Thomas R. Evans and Beth Vanderslice. No interlocking relationship exists between the compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationships existed in the past. Currently, Stephen I. Kahn serves on the compensation commitee of our parent's board of directors. Two executive officers of our parent, Christopher C. Edgar and Evan Guillemin are members of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of May 15, 2000 with respect to the Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of the shares of Common Stock, (ii) each director individually, (iii) each named executive officer individually and (iv) all executive officers and directors as a group.

                                                                                                SHARES OF DELIA*S INC.
                                   SHARES OF ITURF CLASS A     SHARES OF ITURF CLASS B COMMON       COMMON STOCK
                                COMMON BENEFICIALLY OWNED (1)   STOCK BENEFICIALLY OWNED (1)    BENEFICIALLY OWNED (1)
                                ------------------------------------------------------------------------------------
                                              PERCENTAGE  VOTING             PERCENTAGE  VOTING            PERCENTAGE
                                  NUMBER        OWNED    POWER(2)   NUMBER     OWNED    POWER(2)    NUMBER    OWNED
                                  ------        -----    --------   ------     -----    --------    ------    -----
  5% STOCKHOLDERS
Stephen I. Kahn (3)(6)(8)......   230,782        2.6%        *    11,425,000    100%     88.9%     6,296,470 40.96%
  One Battery Park Plaza
  New York, NY 10004

dELiA*s Inc....................     1,136          *         *    11,425,000    100%     88.9%            --     --
  435 Hudson Street
  New York, NY 10014

Geraldine Karetsky (4).........        --         --        --            --      --        --       978,098  6.48%
  1660 Silverking Drive
  Aspen, CO 81611

Munder Capital Management         635,050        7.4         *            --      --        --            --     --
    (5)........................
  Munder Capital Center
  480 Pierce Street
  Suite 300
  P.O. Box 3043
  Birmingham, MI 48012-3043

OTHER DIRECTORS AND NAMED
EXECUTIVE OFFICERS:
Oliver Sharp (6)...............    96,250        1.1%       *             --      --        --            --     --
Dennis Goldstein (6)(7)........    84,877          *        *             --      --        --        16,500      *
Alex S. Navarro (6)(8).........    47,924          *        *             --      --        --        65,000      *
Christopher C. Edgar (6)(8)....    36,564          *        *             --      --        --       762,163   4.98
Evan Guillemin (6)(8)..........    36,564          *        *             --      --        --       173,942   1.14
Renny Gleeson  (6).............    32,446          *        *             --      --        --            --     --
Thomas R. Evans (6)............    12,500          *        *             --      --        --            --     --
Beth Vanderslice (6)...........    12,500          *        *             --      --        --            --     --
Bruce Nelson (6)...............     6,250          *        *             --      --        --            --     --
Timothy U. Nye ................     --            --       --             --      --        --            --     --
Douglas R. Platt ..............     --            --       --             --      --        --            --     --
Directors and executive
officers as a group (13
persons).......................   606,907        6.7        *     11,425,000    100%     88.9%     7,314,075  46.19%

----------
* Less than 1%.

(1) Shares that an individual or group has the right to acquire within 60 days of May 15, 2000 pursuant to the exercise of options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person listed in this table.

(2) Voting power reflects the fact that each share of Class B common stock is entitled to six votes, while Class A common stock is entitled to one vote per share.

(3) Mr. Kahn is chairman of our board of directors and our president and chief executive officer. Mr. Kahn is also the chief executive officer and chairman of the Board of our parent, dELiA*s Inc. As such, he may be deemed to share voting power with respect to all the shares of iTurf common stock owned by our parent. Mr. Kahn expressly disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Shares of dELiA*s Inc. common stock beneficially owned by Mr. Kahn includes 3,008,645 shares that Mr. Kahn has the sole power to vote and shared power to restrict distribution of pursuant to a stockholders agreement.

(4) Includes 970,042 shares of Common Stock of dELiA*s Inc. owned by Ms. Karetsky as trustee for the Geraldine Karetsky 2000 Trust, and 7,356 shares of Common Stock of dELiA*s Inc. owned by Ms. Karetsky as trustee for The Ruth Kahn Trust f/b/o Sidney Kahn. Ms. Karetsky shares power to dispose of such shares.

(5) Munder Capital Management is the beneficial owner of such shares on behalf of the Munder Net Fund, an investment company that is registered under the Investment Company Act of 1940 and which has the right to receive and the power to direct the receipt of dividends from, or the proceeds of the sale of, such shares.

(6) Shares of iTurf Class A common stock beneficially owned by Messrs. Kahn, Sharp, Goldstein, Navarro, Edgar, Guillemin, Gleeson, Evans and Nelson and Ms. Vanderslice include 150,782, 86,250, 71,877, 44,924, 21,564, 21,564,
     31,946, 12,500, 6,250 and 12,500 shares, respectively, which such individuals have the right to acquire upon the exercise of options which are presently exercisable or which will be exercisable within 60 days of May 15, 2000.

(7) Shares of iTurf Class A common stock beneficially owned by Mr. Goldstein includes 4,000 shares which Mr. Goldstein's spouse has the right to acquire upon the exercise of options which are presently exercisable or which will be exercisable within 60 days of May 15, 2000. Shares of dELiA*s Inc. common stock beneficially owned by Mr. Goldstein includes 16,000 shares which Mr. Goldstein's spouse has the right acquire upon the exercise of options which are presently exercisable or which will be exercisable within 60 days of May 15, 2000.

(8) Shares of dELiA*s Inc. common stock beneficially owned by Messrs. Kahn, Navarro, Edgar and Guillemin include 288,000, 65,000, 216,000 and 165,000 shares which such individuals have the right acquire upon the exercise of options which are presently exercisable or which will be exercisable within 60 days of May 15, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN HISTORICAL RELATIONSHIPS

         As a subsidiary of our parent, we receive various services from our parent, including fulfillment, warehousing, merchandising, inventory management, customer service, creative, marketing, technical, human resources, finance, accounting, administrative and legal services. Prior to the closing of our initial public offering, our financial statements reflected allocations for these services rendered by our parent to us. We believe those allocations were made on a reasonable and consistent basis. However, they are not necessarily indicative of, nor is it practicable for us to estimate, the level of expenses we would have otherwise incurred had we operated as a separate, stand-alone company.

         We also relied on our parent to provide us with financing for our cash flows. Our cash flows for the periods prior to the closing of our initial public offering are therefore not necessarily indicative of the cash flows that would have resulted had we been operating as an independent company.

PURCHASE OF PARENT COMMON STOCK

         Through a wholly-owned subsidiary, we purchased from our parent 551,046 shares of common stock of our parent for approximately $32.18 per share.

PURCHASE OF TSISOCCER.COM DOMAIN NAME

         Concurrently with the closing of our initial public offering, in accordance with the TSISoccer.com asset transfer agreement, dated April 1, 1999, between us and TSI Soccer Corporation, a wholly-owned subsidiary of our parent, we acquired the TSISoccer.com domain name from TSI Soccer Corporation for $25,000 of Class A common stock, valued at the initial public offering price per share (1,136 shares).

INTERCOMPANY AGREEMENTS

         We entered into several intercompany agreements with our parent prior to the closing of our initial public offering. We have summarized below the material terms of all of these agreements. These agreements were not negotiated on an arms'-length basis, however, we believe the terms of these agreements are no less favorable to us than those that could have been obtained from an unaffiliated third party. We believe that had the intercompany agreements been in effect during the historical periods prior to the closing of our initial public offering presented in the iTurf financial statements, they would not have had a material effect on our results of operations. The material terms of the intercompany agreements cannot be amended or waived without the approval of a majority of our disinterested directors. Our bylaws also provide that we will not enter into new material agreements with our parent unless those agreements are approved by a majority of our directors who are not affiliated with our parent. This provision can only be amended by a majority of our directors who are not affiliated with our parent. The intercompany agreements do not have fixed terms, but our parent can terminate each agreement if any person, other than our parent or an affiliate or strategic partner of our parent, acquires 20% or more of the voting control of iTurf, or upon defaults by iTurf.

TRADEMARK LICENSE AND CUSTOMER LIST AGREEMENT, INCLUDING NONCOMPETITION
AGREEMENTS

         We have the exclusive right to use our parent's trademarks in connection with the sale of goods and services on the Internet. We pay our parent a royalty equal to 5% of our net sales from iTurf Web sites bearing a trademark licensed from our parent.

         Net sales by sites in the iTurf network not bearing a trademark licensed from our parent do not generate a royalty payable to our parent unless sales of dELiA*s-sourced goods on the site exceed 50% of its total net sales. For each non-licensed site where sales of dELiA*s-sourced goods exceed 50% of total net sales, iTurf will pay to our parent the 5% royalty based on the percentage of such site's net sales that are dELiA*s-sourced. On a royalty-free basis, we will share our customer lists with our parent, and our parent will share its customer lists with us.

         In fiscal 1999, we paid our parent $979,833 under the trademark license and customer list agreement.

         Our parent has agreed not to enter into an Internet business that targets Generation Y without first offering to sell that business to iTurf. In addition, if our parent makes an acquisition that includes an Internet business that targets Generation Y, it must offer to sell that business to iTurf. These obligations terminate:

         o six months after the trademark license terminates if our parent terminates the license after the acquisition by a third party of 35% or more of the voting control of iTurf with no other person owning a greater percentage,

         o one year after the trademark license terminates if our parent terminates the license after a tax-free spin-off or public sale or other distribution of our voting securities,

         o two years after the trademark license terminates if our parent terminates the license after the acquisition by a third party of less than 35% but more than 20% of the voting control of iTurf, or

         o        when the trademark license terminates for any other reason.

         We have agreed not to enter into a print catalog or retail store business without first offering to sell that business to our parent. In addition, if we make an acquisition that includes a paper catalog or retail store business, we will offer to sell that business to our parent. These obligations will terminate two years after termination of the trademark license if our parent terminates the trademark license due to our material breach, and otherwise will terminate upon termination of the trademark license.

INTERCOMPANY SERVICES AGREEMENT

         Since the closing of our initial public offering, our parent has provided services to us, including corporate services, fulfillment services, inventory supply services, advertising services and space-sharing, pursuant to an intercompany services agreement. Our parent's obligations to deliver those services will terminate if and when the trademark license and customer list agreement is terminated.

CORPORATE SERVICES. Our parent has agreed to provide all of the services it provided to us prior to the closing of our initial public offering, other than warehouse and fulfillment services, such as merchandising, inventory management, customer service, creative, marketing, technical, human resources, finance, accounting, administrative, legal and other services, as well as those services iTurf requires by virtue of its status as an independent public company. Our parent provides these services to us at 105% of its cost.

         In fiscal 1999, we paid our parent $1,786,349 for corporate services under the intercompany services agreement.

FULFILLMENT SERVICES. Our parent has agreed to provide warehousing and fulfillment services, including receiving, quality control, storage, picking, packing and shipping of inventory and processing of customer returns. We pay our parent an amount equal to its average cost per package shipped multiplied by the product of the number of packages shipped by us and 105%, taking into account all of our parent's warehousing and fulfillment costs, including rent, depreciation and operating expenses.

         In fiscal 1999, we paid our parent $1,300,822 for fulfillment services under the intercompany services agreement.

INVENTORY SUPPLY. Our parent has agreed to supply inventory to iTurf. We pay our parent an amount equal to the lesser of

         o 105% of our parent's cost for the inventory, including cost of freight and all direct costs charged to our parent by its suppliers, and

         o the best price at which our parent could resell those products to a third party.

         In addition, our parent purchases from us products returned by our customers at the price that we paid for such products from our parent, decreased by the amount of any reserves taken by our parent in connection with those products.

         We also have the right to purchase from our parent up to $300,000 annually of closeout inventory, generally at prices discounted from our parent's price.

         In fiscal 1999, we paid our parent $11,974,293 for inventory under the intercompany services agreement.

ADVERTISING. Our parent provides us with advertising space in its print catalogs at a cost to us of $40 per 1,000 catalogs distributed. We are required to purchase from our parent minimum amounts of advertising space in at least 50% of all of our parent's catalogs distributed each year. The amount of advertising guaranteed in each catalog is materially greater than the amount of advertising included in our parent's catalogs over the historical periods prior to our initial public offering. If our parent provides less advertising space than the amount guaranteed, then iTurf will have no obligation to pay for the amount of advertising actually provided.

         In fiscal 1999, we paid our parent $4,312,935 for advertising under the intercompany services agreement.

SPACE-SHARING. Our parent has agreed to permit us to use a portion of its offices that we mutually agree upon. Our cost for this space is the lesser of

         o        the prevailing market rate for such space and

         o the highest rate then being paid by our parent for comparable space in the metropolitan area in which such space is located.

         In fiscal 1999, we paid our parent $3,497 for use of a portion of its offices under the intercompany services agreement.

CUSTOMER SERVICE AGREEMENT

         We have agreed to provide to our parent e-mail-based customer service in respect of those of our parent's catalogs corresponding to trademarks we license from our parent. In fiscal 1999, our parent paid us $20,450 for services under the customer service agreement.

INTERCOMPANY INDEMNIFICATION AGREEMENT

         We have agreed to indemnify our parent for liabilities in respect of our businesses, and our parent has agreed to indemnify us for liabilities in respect of our parent's businesses and tax and pension-related liabilities resulting from our inclusion in our parent's consolidated tax group. Our parent will also indemnify us for certain tax liabilities arising out of our purchase of its common stock.

ITURF COMMON STOCK REGISTRATION RIGHTS AGREEMENT

         We entered into a registration rights agreement with our parent prior to the closing of our initial public offering that covers the iTurf common stock owned by dELiA*s. Under that agreement, at any time after October 6, 1999, our parent may demand that we file a registration statement under the Securities Act covering all or a portion of our securities held by our parent, its affiliates and their permitted transferees. However, the securities to be registered must have a reasonably anticipated aggregate public offering price of at least $3.0 million. Our parent can effect no more than one demand registration per year.

         If and when we become eligible to utilize a Form S-3 registration statement to register an offering of our securities, our parent may request that we file a registration statement on Form S-3 covering all or a portion of our securities held by our parent, its affiliates and their permitted transferees, provided that the aggregate public offering price is at least $1.0 million. Our parent can request one S-3 registration per year.

         These registration rights are limited by iTurf's right to delay the filing of a registration statement in some circumstances. iTurf can only cause a delay not more than once in any 12-month period and for not more than 120 days.

         In addition, our parent has registration rights that apply if we propose to register any Class A common stock under the Securities Act, other than pursuant to the registration rights noted above. In that case, our parent may require us to include all or a portion of our securities it owns in such registration. However, the managing underwriter, if any, of any offering will have limited rights to restrict the number of registrable securities proposed to be included in the registration.

         We bear all registration expenses incurred in connection with these registrations. Our parent pays all underwriting discounts, selling commissions and stock transfer taxes applicable to the sale of iTurf securities owned by it.

         The registration rights of our parent under the registration rights agreement will terminate when our parent may sell all its shares in a three-month period under Rule 144 under the Securities Act.

         In fiscal 1999 we registered 2,000,000 shares for sale either by our parent or its designee, at a total cost to us of approximately $79,000.

DELIA*S COMMON STOCK REGISTRATION RIGHTS AGREEMENT

         We entered into another registration rights agreement with our parent at the closing of our initial public offering relating to the shares of our parent's common stock that we purchased with a portion of the net proceeds of that offering. Under that agreement, at any time after October 6, 1999, we may demand that our parent file a registration statement under the Securities Act covering all or a portion of the securities of our parent held by us, our affiliates and our permitted transferees. However, the securities to be registered must have a reasonably anticipated aggregate public offering price of at least $3.0 million. We can effect no more than one demand registration per year.

         If our parent is eligible to utilize a Form S-3 registration statement to register an offering of its securities, we may request that our parent file a registration statement on Form S-3 covering all or a portion of the securities of our parent held by us, our affiliates and our permitted transferees, provided that the aggregate public offering price is at least $1.0 million. We can request one S-3 Registration per year.

         These registration rights are subject to our parent's right to delay the filing of a registration statement in some circumstances. Our parent can cause a delay not more than once in any 12-month period and for not more than 120 days.

         In addition, we have registration rights that apply if our parent proposes to register any of its common stock under the Securities Act, other than pursuant to the registration rights noted above. In that case, we may require our parent to include all or a portion of its securities that we own in the registration. However, the managing underwriter, if any, of any such offering will have limited rights to restrict the number of registrable securities proposed to be included in the registration.

         We bear our pro-rata share of all registration expenses incurred in connection with these registrations, including all underwriting discounts, selling commissions and stock transfer taxes applicable to the sale of our parent's securities owned by us.

         Our registration rights under the dELiA*s common stock registration rights agreement will terminate when we may sell all our shares in a three-month period under Rule 144 under the Securities Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           /s/ STEPHEN I. KAHN
                                           ------------------------------------
                                           Stephen I. Kahn
                                           Chairman of the Board, President and
                                           Chief Executive Officer
Date: May 25, 2000

                                  EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of iTurf (incorporated by reference to Exhibit 3.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
3.2 By-laws of iTurf (incorporated by reference to Exhibit 3.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
4.1 Agreement and Plan of Merger dated February 4, 2000, by and among iTurf, iTurf Caveman Acquisition Corporation, theSpark.com, Inc. ("Spark"), and the stockholders of Spark (incorporated by reference to Exhibit 2.1 to the iTurf Inc. Current Report on Form 8-K dated February 25, 2000)
10.1     Form of Intercompany Services Agreement (incorporated by reference to
         Exhibit 10.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.2 Form of Trademark License and Customer List Agreement (incorporated by reference to Exhibit 10.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.3 Form of Intercompany Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.4     Form of Tax Allocation Agreement (incorporated by reference to Exhibit
         10.4 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.5 Form of iTurf Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.6 Form of dELiA*s Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.7     Form of Customer Service Agreement (incorporated by reference to
         Exhibit 10.7 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.8 Form of Letter Agreement between dELiA*s and iTurf (regarding a sale of control by dELiA*s) (incorporated by reference to Exhibit 10.8 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.9 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.10 Employment Agreement between iTurf and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.11 Employment Agreement between iTurf and Alex S. Navarro (incorporated by reference to Exhibit 10.11 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.12 Employment Agreement between iTurf and Oliver Sharp (incorporated by reference to Exhibit 10.12 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.13 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.14 tsisoccer.com Asset Transfer Agreement, dated April 1, 1999, between iTurf Inc. and TSI Soccer Corporation (incorporated by reference to Exhibit 10.14 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.15 Subscription Agreement, dated April 1, 1999, between iTurf Delaware Investment Company and dELiA*s (incorporated by reference to Exhibit
         10.15 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.16 Advertising Agreement between iTurf and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1,
         1999)**
10.17 Online Advertising Authorized Reseller Agreement between iTurf, T@ponline and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.1 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)
10.18 Offline Advertising Purchase Agreement between iTurf and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to
         Exhibit 99.2 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)
10.19 Registration Rights Agreement between iTurf and MarketSource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435) )
10.20* Lease Agreement dated January 30, 2000 by and between iTurf and the State-Whitehall Company
10.21* Registration Rights Agreement dated February 15, 2000 by and between iTurf and former stockholders of TheSpark.com Inc.

21*      Subsidiaries of the Registrant
23.1*    Consent of Ernst & Young LLP
27.1*    Financial Data Schedule

----------
*      Previously filed
** Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.