Form 10-Q
period 2000-04-29
ITURF INC
filed 2000-06-13
CIK 1076914

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 13, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    [X]                          QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

           Number of shares of Class A Common Stock outstanding as of
                            June 1, 2000: 9,697,090
           Number of shares of Class B Common Stock outstanding as of
                            June 1, 2000: 11,425,000


                                  -------------

================================================================================

     STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF
1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO:
FLUCTUATIONS IN CONSUMER PURCHASING PATTERNS AND ADVERTISING SPENDING; TIMING OF, RESPONSE TO AND QUANTITY OF OUR PARENT'S CATALOG MAILINGS AND OUR OWN ELECTRONIC MAILINGS; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; ACTIONS OF OUR COMPETITORS; THE TIMING AND AMOUNT OF COSTS RELATING TO THE EXPANSION OF OUR OPERATIONS AND ACQUISITIONS OF TECHNOLOGY OR BUSINESSES AND THEIR INTEGRATION; GENERAL ECONOMIC AND MARKET CONDITIONS; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT OR IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR ANNUAL REPORT ON FORM 10-K, COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

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

                                     PART I
                              FINANCIAL INFORMATION

      ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   ITURF INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JANUARY 29, 2000  APRIL 29, 2000
                                                                                 ----------------  --------------
                                                                                                     (UNAUDITED)
                                     ASSETS
    CURRENT ASSETS
     Cash  and cash equivalents.................................................    $  19,009        $  19,407
     Short-term investments.....................................................       32,893           26,599
     Prepaid expenses - dELiA*s ................................................        1,118            1,590
     Other current assets.......................................................        3,569            5,103
                                                                                    ---------        ---------
         Total current assets...................................................       56,589           52,699

    INVESTMENTS.................................................................       11,024            7,998
    PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $518 and $757 at January 29, 2000 and April 29, 2000, respectively......        3,286            3,778
    INTANGIBLE ASSETS, NET......................................................       17,703           30,230
    OTHER ASSETS................................................................          206              277
                                                                                    ---------        ---------
    TOTAL ASSETS................................................................    $  88,808        $  94,982
                                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
     Accounts payable and other current liabilities.............................    $   3,856        $   4,967
                                                                                    ---------        ---------
         Total liabilities......................................................        3,856            4,967

    STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares authorized;
          no shares issued or outstanding.......................................           --               --
     Class A common stock, $.01 par value, 67,500,000 shares authorized;
          7,493,132 and 8,598,870 shares issued and outstanding at
          January 29, 2000 and April 29, 2000, respectively.....................           75               86
     Class B common stock, $.01 par value, 12,500,000 shares authorized;
          11,425,000 issued and outstanding.....................................          114              114
     Additional paid-in capital.................................................      116,388        130,662
     Investment in common stock of dELiA*s Inc..................................      (17,734)         (17,734)
     Accumulated deficit........................................................      (13,891)         (23,113)
                                                                                    ---------        ---------
         Total stockholders' equity.............................................       84,952           90,015
                                                                                    ---------        ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................    $  88,808        $  94,982
                                                                                    =========        =========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                       THIRTEEN WEEKS ENDED
                                                                                   MAY 1, 1999     APRIL 29, 2000
                                                                                   -----------     --------------
                                                                                            (UNAUDITED)
    REVENUES:

        NET PRODUCT SALES.......................................................    $  2,425         $   9,988

        ADVERTISING AND OTHER...................................................         190             1,007
                                                                                    --------         ---------

    TOTAL NET REVENUES..........................................................       2,615            10,995

    COST OF PRODUCT SALES.......................................................       1,332             5,464
                                                                                    --------         ---------

    GROSS PROFIT................................................................       1,283             5,531

    OPERATING EXPENSES:
        SELLING AND MARKETING...................................................         997             9,127
        TECHNOLOGY AND CONTENT DEVELOPMENT......................................         449             3,186
        GENERAL AND ADMINISTRATIVE..............................................         288             1,650
        GOODWILL AMORTIZATION...................................................          19             1,555
                                                                                    --------         ---------
    TOTAL OPERATING EXPENSES....................................................       1,753            15,518

    INTEREST INCOME, NET........................................................        (112)             (765)
                                                                                    --------         ---------

    LOSS BEFORE INCOME TAXES....................................................        (358)           (9,222)

    BENEFIT FOR INCOME TAXES....................................................        (161)                -
                                                                                    --------         ---------

    NET LOSS  .................................................................       $ (197)        $  (9,222)
                                                                                    ========         =========

    BASIC AND DILUTED NET LOSS PER SHARE........................................    $  (0.01)        $   (0.47)
                                                                                    ========         =========

    SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
     NET LOSS PER SHARE.........................................................      13,413            19,818
                                                                                    ========         =========




       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       THIRTEEN WEEKS ENDED
                                                                                   MAY 1, 1999     APRIL 29, 2000
                                                                                   -----------     --------------
                                                                                            (UNAUDITED)

    OPERATING ACTIVITIES:
     Net loss ..................................................................    $    (197)       $  (9,222)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization..........................................           57            1,794
         Amortization of premiums and discounts on investments, net.............            -             (153)
         Changes in operating assets and liabilities:
              Prepaid expenses - dELiA*s........................................            -             (472)
              Other current assets..............................................            -           (1,238)
              Other assets......................................................            -              (69)
              Current liabilities ..............................................          131              773
                                                                                    ---------        ---------
     Net cash used in operating activities......................................           (9)          (8,587)
                                                                                    =========        =========

    INVESTING ACTIVITIES:
     Purchase of dELiA*s stock .................................................      (17,734)               -
     Acquisitions ..............................................................            -              174
     Purchase of investment securities .........................................            -          (10,683)
     Proceeds from the maturity of investment securities .......................            -           20,156
     Capital expenditures.......................................................         (522)            (716)
                                                                                    ---------        ---------
    Net cash provided by (used in) investing activities.........................      (18,256)           8,931
                                                                                    =========        =========

    FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock.................................       98,219                -
     Exercise of common stock options...........................................            -               54
     Loan from dELiA*s..........................................................        1,001                -
                                                                                    ---------        ---------
    Net cash provided by financing activities...................................       99,220               54
                                                                                    =========        =========

    INCREASE IN CASH & CASH EQUIVALENTS.........................................       80,955              398

    CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD.................................         375           19,009
                                                                                    ---------        ---------
    CASH & CASH EQUIVALENTS--END OF PERIOD.......................................   $  81,330        $  19,407
                                                                                    =========        =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES: April 1999 issuance of common stock valued at $25,000 for the acquisition of TSISoccer.com domain name. February 2000 issuance of common stock for the acquisition of theSpark.com, Inc. See Note 3.




       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.        BUSINESS

          iTurf Inc. operates a network of community and commerce Web sites that is focused primarily on teens and young adults. We are a subsidiary of dELiA*s Inc. The accompanying financial statements of iTurf, which was incorporated in August 1997, include all of dELiA*s Internet operations from that date of incorporation, as well as the Internet operations of TSI Soccer Corporation prior to that date. We utilize dELiA*s business relationships, infrastructure and brand names and relied on dELiA*s to provide financing for our operations until April 14, 1999, when we completed an initial public offering of our Class A common stock. At April 29, 2000, dELiA*s owns approximately 57% of our outstanding common stock and controls approximately 89% of the voting power of our outstanding common stock.

          On April 1, 1999, our certificate of incorporation was amended and restated such that the authorized capital stock of iTurf consists of 67,500,000 shares of Class A common stock, par value $.01 per share, 12,500,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of Preferred Stock, par value $.01 per share. In addition, exchange of the 100 shares of common stock previously outstanding and held by dELiA*s into 12,500,000 shares of Class B common stock was approved. All share information in these financial statements and notes has been adjusted retroactively to reflect these changes.

          Our revenues and results of operations may be subject to seasonal fluctuations. Sales of apparel, accessories and footwear are generally lower in the first half of each year. Similarly, advertising sales in traditional media, such as television and radio, are generally lower in the first calendar quarter of each year.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION--The condensed consolidated financial statements include the accounts of iTurf Inc. and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     BASIS OF PRESENTATION--For periods prior to our initial public offering, the financial statements include expenses which have been allocated to iTurf by dELiA*s on a specific identification basis plus the allocated share of the costs associated with resources we share with dELiA*s. Allocations from dELiA*s for such shared resources have been made primarily on a proportional cost method based on related revenues and management believes these allocations are reasonable. Since our initial public offering, similar expenses are recorded in accordance with intercompany agreements. At April 29, 2000, a portion of our intercompany expenses were prepaid.

     UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, the accompanying condensed consolidated financial statements are presented on a basis consistent with the audited financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with iTurf's audited financial statements and the notes thereto that are included in iTurf's annual report on Form 10-K, which was filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of the results to be expected for the year.

     RECLASSIFICATIONS--Certain amounts have been reclassified to conform to the current presentation.


3.   ACQUISITION

          On February 15, 2000, we acquired theSpark.com, Inc, which operates a community and content Web site focusing on college students and young adults. The consideration consisted of 1,099,988 newly-issued shares of our Class A common stock and the right to receive up to $13.5 million in additional stock (up to 2,683,634 additional shares) and cash (for any remaining amount earned) if certain performance goals related to the theSpark.com web site are met. In accordance with the purchase method of accounting, the results of theSpark have been included in our consolidated financial statements since the date of the transaction. The excess of the aggregate purchase price over the fair market value of net assets acquired of $14.1 million was allocated to goodwill based upon preliminary estimates of fair values and is being amortized over five years. We do not expect the final purchase allocation to differ significantly from the preliminary purchase price recorded. On a pro forma basis, assuming the merger had been completed on the first day of each fiscal year, net revenues, net loss and loss per share would not have been materially different from reported results.


4.  COMMITMENTS

          On January 30, 2000, we entered into a lease agreement for additional office space in the office building we currently occupy in downtown Manhattan. The lease term is 10 years. The lease term does not commence until the landlord delivers possession of the additional office space. We expect the landlord to deliver possession of the space in September 2000. During the term of the lease, we will pay annual rent of approximately $800,000 subject to certain adjustments.


5.  SEGMENTS

          iTurf determines operating segments in accordance with Statement of Financial Accounting Standards No. 131. Prior to our September 1999 acquisition of our OnTap business, iTurf consisted of a single segment. Since then, we manage acquired businesses as separate reportable segments. iTurf currently earns the majority of its revenues from e-commerce while our new businesses earn advertising revenue on its Web sites.


FIRST QUARTER OF FISCAL 2000

                                        iTurf            OnTap           theSpark            Total
                                        -----            -----           --------            -----
Revenues                            $   10,415,000    $     47,000      $    533,000     $  10,995,000
Operating loss                          (7,079,000)     (2,408,000)         (500,000)       (9,987,000)
Total assets at period end              62,576,000      17,897,000        14,509,000        94,982,000

Operating loss for reportable segments                                                   $  (9,987,000)
Interest income, net                                                                           765,000
                                                                                       ---------------
Loss before taxes                                                                      $    (9,222,000)
                                                                                       ===============


6.  SUBSEQUENT EVENT

          On May 25, 2000, the compensation committee of our board of directors approved the exchange of outstanding options held by key employees and non-employee directors for restricted stock. We replaced options with restricted stock in an effort to retain these key employees at a time when the stock options had exercise prices that were above the current market price for our stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors. We expect to record the resulting compensation expense totaling $3.1 million over the applicable vesting periods with 50%, 20%, 20%, 9% and 1% being recognized in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INVESTORS SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO OF ITURF WHICH APPEAR ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT ITURF'S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN OUR REPORTS, PARTICULARLY IN "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K, WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     On February 15, 2000, we acquired theSpark.com, Inc, which operates a community and content Web site focusing on college students and young adults. The consideration consisted of 1,099,988 newly-issued shares of our Class A common stock valued at $14.2 million based on iTurf's closing share price on the day prior to the announcement of the transaction and the right to receive up to $13.5 million in additional stock (up to 2,683,634 additional shares) and cash (for any remaining amount earned) if certain performance goals related to the acquired web site are met. In accordance with the purchase method of accounting, the results of theSpark have been included in our consolidated financial statements since the date of the transaction.

     Because we sell many of the same products our parent's other businesses do and advertise our offerings to our parent's non-Internet customers, we compete directly with our parent's other businesses. Because of our promotional pricing and our minority public ownership, our success at selling products to our parent's customers has an adverse effect on our parent's operating results and cash flows. As we have become more successful in this regard, our parent's financial condition has become adversely affected. Material adverse changes to our parent's financial condition jeopardize our ability to continue to obtain goods and services from our parent under the intercompany agreements. As a result, we may be required to renegotiate the terms of the intercompany agreements or provide financing to our parent in order to ensure that we can continue to obtain goods and services from our parent.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to revenues. Any trends reflected by the following table may not be indicative of future results. Thirteen Weeks Ended May 1, 1999 April 29, 2000

                                                               THIRTEEN WEEKS ENDED
                                                            MAY 1, 1999    APRIL 29, 2000
                                                            -----------    --------------
    Net revenues..........................................     100.0%            100.0%
    Cost of product sales.................................      50.9              49.7
                                                              ------            ------
    Gross profit..........................................      49.1              50.3
    Operating expenses....................................      67.0             141.1
    Interest income, net..................................      (4.3)             (6.9)
                                                              -------           -------
    Loss before income taxes..............................     (13.7)            (83.9)
    Benefit for income taxes..............................      (6.1)               --
                                                              -------           ------
    Net loss..............................................      (7.5)%           (83.9)%
                                                              =======           =======


COMPARISON OF THIRTEEN WEEKS ENDED MAY 1, 1999 AND APRIL 29, 2000

     NET REVENUES. Net revenues increased from $2.6 million in the first quarter of fiscal 1999 to $11.0 for the same period of fiscal 2000. The increase primarily relates to delias.com sales. Advertising, subscription and licensing revenues were approximately $1.0 million for the fiscal 2000 quarter compared to $190,000 for the same period of the prior year as a result of both growth on our existing sites and acquisition of new sites.

     GROSS PROFIT. Gross profit increased from $1.3 million for the first quarter of fiscal 1999 to $5.5 million for the same period in fiscal 2000 as a result of increased sales and other revenues. Product gross margin increased slightly from 45.1% in the first quarter of fiscal 1999 to 45.3% in the first quarter of fiscal 2000.

     OPERATING EXPENSES. Operating expenses are comprised of

     o selling and marketing expenses, which include advertising costs, credit card fees, trademark licensing and distribution costs,

     o technology and content development expenses, which include site development, editorial content and systems costs,

     o    general and administrative expenses and

     o    goodwill amortization expense.

     Total operating expenses, including direct expenses, expenses allocated from our parent for periods prior to our initial public offering and expenses charged by our parent in connection with intercompany agreements after our initial public offering, increased from $1.8 million, or 67.0% of revenues, in the first quarter of fiscal 1999, to $15.5 million or 141.1% of revenues, in the first quarter of fiscal 2000, due to a substantial increase in advertising, product development and overhead costs to support the launch of our iTurf.com hub site and the continued expansion of the other sites of our iTurf network.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

     o seasonal fluctuations in consumer purchasing patterns and advertising spending;

     o    mix of product and other revenues;

     o timing of, response to and quantity of our parent's catalog and our own electronic mailings;

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


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used net cash of $8.6 million during the first quarter of fiscal 2000 compared to $9,000 for the same period of fiscal 1999. The significant increase in cash usage relates primarily to higher operating expenses as well as prepayments of advertising and other costs.

     Investing activities in the first quarter of fiscal 2000, primarily the maturity of investments, provided approximately $8.9 million. Net cash used in investing activities of $18.3 million for the first quarter of fiscal 1999 relate primarily to our purchase of 551,046 shares of dELiA*s common stock from our parent for approximately $17.7 million. We expect to make capital expenditures of approximately $2.4 million in fiscal 2000, including investments in technology and physical infrastructure. In addition, a portion of our resources may be used to fund acquisitions or investments in businesses, products and technologies that are complementary to our current business. We also expect to continue to spend significant amounts for marketing and other alliances.

     While our cash on hand is not used in our parent's non-Internet businesses, we periodically prepay dELiA*s for inventory and various services, including advertising, under the intercompany agreements. At April 29, 2000, our net prepaid balance was $1.6 million, while shortly thereafter it was approximately $6.0 million. These prepayments are not secured. A third party creditor has a perfected security interest in the inventory for which we have prepaid, which is senior to any interest we may have in this inventory. As a result, if our parent were to default on its obligations to this third party creditor, we might suffer a loss of all or part of these prepaid expenses.

     Financing activities were not significant in the first quarter of fiscal 2000 compared to the $99.2 million provided primarily by our initial public offering in the same period of fiscal 1999.

     Prior to our April 1999 initial public offering, we relied on our parent for financing capital expenditures. Our capital requirements depend on numerous factors, including:

     o    the rate of market acceptance of iTurf's online presence;

     o    our ability to expand iTurf's customer base;

     o    the cost of upgrades to our online presence; and

     o    our level of expenditures for sales and marketing.

     The timing and amount of such capital requirements cannot accurately be predicted. Additionally, we will continue to evaluate possible investments in businesses, products and system technologies and to develop plans to expand our sales and marketing programs and conduct more aggressive brand promotions. We believe that our cash on hand, together with our cash from operations, will be sufficient to meet anticipated cash needs for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     The net offering proceeds to iTurf after deducting the foregoing expenses were $97,409,000. Other than the amounts set forth for underwriting discounts and commissions, the foregoing represent reasonable estimates of expenses.

     From April 14, 1999 until April 29, 2000, approximately $28.3 million of the net offering proceeds was used for general corporate purposes and $17.7 million was used to purchase 551,046 shares of common stock of dELiA*s Inc.

CHANGES IN SECURITIES

     None.

SALES OF UNREGISTERED SECURITIES

     On February 15, 2000, we issued 1,099,988 shares of our Class A common stock to the shareholders of theSpark.com, Inc. in a transaction which was exempt from Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) See "Exhibit Index" following the signature page.

     (b) We filed the following reports on Form 8-K during the fiscal quarter:

          (i)  a current report on Form 8-K dated February 25, 2000 reporting
               Item 2. This report contained information on our acquisition of theSpark.com, Inc.; and

          (ii) a current report on Form 8-K/A dated March 14, 2000 reporting
               Item 7. This report contained information on our acquisition of theSpark.com, Inc. including financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  iTurf Inc.
                                  (Registrant)
Date: June 13, 2000

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

10.8    [omitted]

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

10.14   [omitted]

10.15   [omitted]

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

10.19   [omitted]

10.20 Lease Agreement dated January 30, 2000 by and between iTurf and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)

10.21 Registration Rights Agreement dated February 15, 2000 by and between iTurf and former stockholders of TheSpark.com Inc. (incorporated by reference to Exhibit 10.21 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)

27.1*   Financial Data Schedule

--------------------
*  Filed herewith

** Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.