Form 10-Q
period 2000-07-29
ITURF INC
filed 2000-09-12
CIK 1076914

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 12, 2000


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]                              QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        Number of shares of Class A Common Stock outstanding as of September 1, 2000: 9,697,090

        Number of shares of Class B Common Stock outstanding as of September 1, 2000: 11,425,000

     STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONDITION OF THE FINANCIAL MARKETS GENERALLY; THE RISK THAT DELIA*S AND ITURF'S BUSINESSES WILL NOT BE INTEGRATED SUCCESSFULLY; COSTS RELATED TO THE MERGER; THE RISK THAT DELIA*S OR ITURF STOCKHOLDERS WILL FAIL TO APPROVE THE MERGER OR THAT LITIGATION WILL DELAY OR PREVENT THE TRANSACTION'S CONSUMMATION; THE ABILITY OF DELIA*S TO DIVEST NON-CORE ASSETS ON SATISFACTORY TERMS OR AT ALL; ACCESS TO FINANCING TO FUND OPERATIONS AND THE EXPANSION STRATEGIES OF EACH BUSINESS; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING AND QUANTITY OF CATALOG AND ELECTRONIC MAILINGS; DECREASES IN THE RATE OF RESPONSE TO CATALOG AND ELECTRONIC MAILINGS; EACH COMPANY'S ABILITY TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION; ACCEPTANCE OF NEW RETAIL CONCEPTS; AVAILABILITY OF ACCEPTABLE STORE SITES AND LEASE TERMS; ABILITY TO OPEN NEW STORES; POSSIBILITY OF INCREASING COMPARABLE STORE SALES; ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL; LEVELS OF COMPETITION; ITURF'S ABILITY TO SELL ADVERTISING; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; LEVELS OF DEMAND FOR INTERNET ADVERTISING; THE ABILITY TO RETAIN KEY PERSONNEL; THE ABILITY OF COMPUTER SYSTEMS TO SCALE WITH GROWTH IN ONLINE TRAFFIC; DIFFICULTIES IN INTEGRATING ACQUISITIONS OF NEW BUSINESSES AND TECHNOLOGY; GENERAL ECONOMIC CONDITIONS; AND OTHER FACTORS AFFECTING RETAIL SALES; DELIA*S ABILITY TO ANTICIPATE AND RESPOND TO FASHION TRENDS; EACH COMPANY'S DEPENDENCE ON THIRD PARTIES; AND OTHER FACTORS OUTSIDE OUR CONTROL. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS REPORT OR IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 29, 2000 AND OUR MOST RECENT PROXY/REGISTRATION STATEMENT ON FORM S-4, COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF.

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

     WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC ON FORMS 10-K, 10-Q, 8-K AND S-4.

     ANY REFERENCE IN THIS REPORT TO A PARTICULAR FISCAL YEAR IS TO THE YEAR ENDED ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 1999" MEANS THE PERIOD FROM FEBRUARY 1, 1999 TO JANUARY 29, 2000.

                                     PART I
                              FINANCIAL INFORMATION

      ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   ITURF INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JANUARY 29, 2000   JULY 29, 2000
                                                                                 ----------------   -------------
                                                                                                     (UNAUDITED)
                                     ASSETS
    CURRENT ASSETS
     Cash and cash equivalents..................................................    $  19,009        $  11,324
     Short-term investments.....................................................       32,893           25,274
     Prepaid expenses - dELiA*s ................................................        1,118            8,615
     Other current assets.......................................................        3,569            4,589
                                                                                    ---------        ---------
         Total current assets...................................................       56,589           49,802

    INVESTMENTS.................................................................       11,024            2,002
    PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $518 and $1,004 at January 29, 2000 and July 29, 2000, respectively.....        3,286            3,782
    INTANGIBLE ASSETS, NET......................................................       17,703           28,558
    OTHER ASSETS................................................................          206              277
                                                                                    ---------        ---------
    TOTAL ASSETS................................................................    $  88,808        $  84,421
                                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
     Accounts payable and other current liabilities.............................    $   3,856        $   4,126

    STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares authorized;
          no shares issued or outstanding.......................................           --               --
     Class A common stock, $.01 par value, 67,500,000 shares authorized;
          7,493,132 and 9,697,090 shares issued and outstanding at
          January 29, 2000 and July 29, 2000, respectively......................           75               97
     Class B common stock, $.01 par value, 12,500,000 shares authorized;
          11,425,000 issued and outstanding.....................................          114              114
     Additional paid-in capital.................................................      116,388          133,791
      Deferred compensation.....................................................           --           (2,440)
     Investment in common stock of dELiA*s Inc..................................      (17,734)         (17,734)
     Accumulated deficit........................................................      (13,891)         (33,533)
                                                                                    ---------        ---------
         Total stockholders' equity.............................................       84,952           80,295
                                                                                    ---------        ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................    $  88,808        $  84,421
                                                                                    =========        =========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THIRTEEN WEEKS ENDED
                                                   JULY 31, 1999     JULY 29, 2000
                                                   -------------     -------------
                                                             (UNAUDITED)
REVENUES:
    NET PRODUCT SALES                                  $  2,600        $  6,408
    ADVERTISING AND OTHER                                   352           1,255
                                                       --------        --------
TOTAL NET REVENUES                                        2,952           7,663
COST OF PRODUCT SALES                                     1,651           3,881
                                                       --------        --------

GROSS PROFIT                                              1,301           3,782

OPERATING EXPENSES:
    SELLING AND MARKETING                                 2,484           8,187
    TECHNOLOGY AND CONTENT DEVELOPMENT                    1,040           3,579
    GENERAL AND ADMINISTRATIVE                              509           1,399
    GOODWILL AMORTIZATION                                    19           1,673
                                                       --------        --------
TOTAL OPERATING EXPENSES                                  4,052          14,838

INTEREST INCOME, NET                                       (989)           (636)
                                                       --------        --------

LOSS BEFORE INCOME TAXES                                 (1,762)        (10,420)
BENEFIT FOR INCOME TAXES                                   --              --
                                                       --------        --------

NET LOSS                                               $ (1,762)       $(10,420)
BASIC AND DILUTED NET LOSS PER SHARE                   $  (0.10)       $  (0.52)
                                                       ========        ========
SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
 NET LOSS PER SHARE                                      17,331          20,024
                                                       ========        ========

                                                        TWENTY-SIX WEEKS ENDED
                                                   JULY 31, 1999     JULY 29, 2000
                                                   -------------     -------------
                                                             (UNAUDITED)
REVENUES:
    NET PRODUCT SALES                                  $  5,025        $ 16,396
    ADVERTISING AND OTHER                                   542           2,262
                                                       --------        --------
TOTAL NET REVENUES                                        5,567          18,658
COST OF PRODUCT SALES                                     2,983           9,345
                                                       --------        --------

GROSS PROFIT                                              2,584           9,313

OPERATING EXPENSES:
    SELLING AND MARKETING                                 3,481          17,314
    TECHNOLOGY AND CONTENT DEVELOPMENT                    1,489           6,765
    GENERAL AND ADMINISTRATIVE                              797           3,049
    GOODWILL AMORTIZATION                                    38           3,228
                                                       --------        --------
TOTAL OPERATING EXPENSES                                  5,805          30,356

INTEREST INCOME, NET                                     (1,101)         (1,401)
                                                       --------        --------

LOSS BEFORE INCOME TAXES                                 (2,120)        (19,642)
BENEFIT FOR INCOME TAXES                                   (161)           --
                                                       --------        --------

NET LOSS                                               $ (1,959)       $(19,642)
BASIC AND DILUTED NET LOSS PER SHARE                   $  (0.13)       $  (0.99)
                                                       ========        ========
SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
 NET LOSS PER SHARE                                      15,372          19,921
                                                       ========        ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               TWENTY-SIX WEEKS ENDED
                                                                            JULY 31, 1999  JULY 29, 2000
                                                                            -------------  -------------
                                                                                     (UNAUDITED)
OPERATING ACTIVITIES:
 Net loss                                                                      $ (1,959)     $(19,642)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  130         3,732
     Amortization of premiums and discounts on investments, net                    (139)         (321)
     Noncash compensation expense                                                  --             700
     Changes in operating assets and liabilities:
          Prepaid expenses - dELiA*s                                               --          (7,497)
          Other current assets                                                   (1,840)         (724)
          Other assets                                                             --             (69)
          Current liabilities                                                       714           (68)
                                                                               --------      --------
 Net cash used in operating activities                                           (3,094)      (23,889)
                                                                               ========      ========

INVESTING ACTIVITIES:
 Purchase of dELiA*s stock                                                      (17,734)         --
 Acquisitions                                                                      --             174
 Purchase of held-to-maturity investment securities                             (55,378)      (17,876)
 Proceeds from the maturity of investment securities                               --          34,838
 Capital expenditures                                                            (1,555)         (986)
                                                                               --------      --------
Net cash (used in) provided by investing activities                             (74,667)       16,150
                                                                               ========      ========

FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                      97,749          --
 Exercise of common stock options                                                  --              54
 Loan from dELiA*s                                                                2,059          --
                                                                               --------      --------
Net cash provided by financing activities                                        99,808            54
                                                                               ========      ========

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   22,047        (7,685)

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD                                        375        19,009
                                                                               --------      --------
CASH & CASH EQUIVALENTS--END OF PERIOD                                         $ 22,422      $ 11,324
                                                                               ========      ========

    Supplemental disclosure of noncash financing and investing activities:
    April 1999 issuance of common stock for the acquisition of tsisoccer.com domain name. May 2000 issuance of restricted stock. See Note 6.

    February 2000 issuance of common stock for the acquisition of theSpark.com, Inc. See Note 3.

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                   ITURF INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS

         iTurf Inc. operates a network of community and commerce Web sites that is focused primarily on teens and young adults. iTurf was incorporated in August 1997 and is a subsidiary of dELiA*s Inc. We utilize dELiA*s business relationships, infrastructure and brand names and relied on dELiA*s to provide financing for our operations until April 14, 1999, when we completed an initial public offering of our Class A common stock. At July 29, 2000, dELiA*s owns approximately 54% of our outstanding common stock and controls approximately 88% of the voting power of our outstanding common stock.

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

         Our revenues and results of operations may be subject to seasonal fluctuations. Sales of apparel, accessories and footwear are generally lower in the first half of each year. Similarly, advertising sales in traditional media, such as television and radio, are generally lower in the first calendar half of each year.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    PRINCIPLES OF CONSOLIDATION--The condensed consolidated financial statements include the accounts of iTurf Inc. and subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    BASIS OF PRESENTATION--For periods prior to our initial public offering, the financial statements include expenses which have been allocated to iTurf by dELiA*s on a specific identification basis plus the allocated share of the costs associated with resources we share with dELiA*s. Allocations from dELiA*s for such shared resources have been made primarily on a proportional cost method based on related revenues and management believes these allocations are reasonable. Since our initial public offering, similar expenses are recorded in accordance with intercompany agreements. At July 29, 2000, a portion of our intercompany expenses was prepaid.

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

    RECLASSIFICATIONS -- Certain amounts have been reclassified to conform to the current presentation.


3.       ACQUISITION

         On February 15, 2000, we acquired theSpark.com, Inc, which operates a community and content Web site focusing on college students and young adults. The consideration consisted of 1,099,988 newly-issued shares of our Class A common stock and the right to receive up to $13.5 million in additional stock (up to 2,683,634 additional shares) and cash (for any remaining amount earned) if certain performance goals related to the theSpark.com web site are met. In accordance with the purchase method of accounting, the results of theSpark have been included in our consolidated financial statements since the date of the transaction. The excess of the aggregate purchase price over the fair market value of net assets acquired of $14.1 million was allocated to goodwill based upon preliminary estimates of fair values and is being amortized over five years. We do not expect the final purchase allocation to differ significantly from the preliminary purchase price recorded. On a pro forma basis, assuming the acquisition had been completed on the first day of each fiscal year, net loss and loss per share for the first half of fiscal 1999 would have been $3.5 million and $0.21, respectively. Net revenues, net loss and loss per share for the first half of fiscal 2000 as well as net revenues for the first half of fiscal 1999 would not have been materially different from reported results.


4.       COMMITMENTS

         On January 30, 2000, we entered into a lease agreement for additional office space in the office building we currently occupy in downtown Manhattan. The lease term is 10 years. The lease term does not commence until the landlord delivers possession of the additional office space. We expect the landlord to deliver possession of the space during our third fiscal quarter of 2000. During the term of the lease, we will pay annual rent of approximately $800,000 subject to certain adjustments.


5.       SEGMENTS

         iTurf determines operating segments in accordance with Statement of Financial Accounting Standards No. 131. Prior to our September 1999 acquisition of our OnTap business, iTurf consisted of a single segment. Since then, we have managed acquired businesses as separate reportable segments. iTurf currently earns the majority of its revenues from e-commerce while our new businesses earn advertising revenue on their Web sites.

SECOND QUARTER FISCAL 2000                    ITURF          ONTAP       THESPARK           TOTAL
                                          ------------    -----------    -----------    ------------
Revenues from external customers          $  7,186,000    $    14,000    $   463,000    $  7,663,000
Operating loss                              (8,856,000)    (1,180,000)    (1,020,000)    (11,056,000)

FIRST HALF FISCAL 2000                        ITURF          ONTAP       THESPARK           TOTAL
                                          ------------    -----------    -----------    ------------
Revenues from external customers          $ 17,601,000    $    61,000    $   996,000    $ 18,658,000
Operating loss                             (15,935,000)    (3,588,000)    (1,520,000)    (21,043,000)
Total assets at period end                  54,438,000     16,199,000     13,784,000      84,421,000


                                            Second Quarter       First Half
                                             Fiscal 2000         Fiscal 2000
                                             -----------         -----------
Operating loss for reportable segments     $   (11,056,000)    $   (21,043,000)
Interest and other income, net                     636,000           1,401,000
                                           ---------------     ---------------
         Loss before income taxes          $   (10,420,000)    $   (19,642,000)
                                           ===============     ===============


6.       RESTRICTED STOCK

     On May 25, 2000, the compensation committee of iTurf's board of directors approved the exchange of outstanding options held by key employees and non-employee directors for 1,098,220 shares of restricted iTurf stock. iTurf replaced options with restricted stock in an effort to retain these key employees at a time when the stock options had exercise prices that were above the current market price for iTurf stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors. We expect to record the resulting compensation expense totaling $3.1 million over the applicable vesting periods with 50%, 20%, 20%, 9% and 1% being recognized in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

7.       SUBSEQUENT EVENTS

     On August 16, 2000, iTurf and dELiA*s agreed to combine through a merger of dELiA*s and a wholly-owned subsidiary of iTurf. As a result of the merger, dELiA*s will become a wholly-owned subsidiary of iTurf. In the merger, holders of dELiA*s common stock will receive 1.715 shares of Class A common stock of iTurf for each share of dELiA*s common stock they own. In order to complete the merger, iTurf and dELiA*s must obtain the approval of the merger by their stockholders. iTurf must also obtain the approval by its stockholders of an amendment to iTurf's certificate of incorporation to increase the number of authorized shares of iTurf's common stock, to designate additional shares of Class A common stock, to change iTurf's name to dELiA*s iTurf Inc. and to eliminate the voting rights of iTurf's Class B common stock upon transfer unless the transfer is approved by iTurf's board of directors. dELiA*s must also obtain approval of Congress Financial Corporation under its amended and restated credit agreement with dELiA*s.

     The merger will be accounted for as a "purchase" for accounting and financial reporting purposes. The merger will be treated as a reverse acquisition by dELiA*s of the minority interest of iTurf, that is, the shares of iTurf's common stock that dELiA*s does not already own, because dELiA*s stockholders will own more than 50% of the combined company.

     On August 16, 2000, dELiA*s and iTurf also announced that it intends to divest the assets of its non-core properties, including Storybook Heirlooms and TSI Soccer.

     On August 16, 2000, our board of directors approved an amendment to our 1999 amended and restated stock incentive plan, to be effective upon stockholder approval, that would provide that the number of shares available for issuance under that plan will automatically increase on the first day of each of calendar years 2001 and 2002 by an amount equal to four percent of the total number of shares of our Class A common stock outstanding on the last day of the immediately preceding calendar year, or a lesser amount determined by our board of directors. No automatic increase may exceed 1,750,000 shares.

     Between August 17 and August 25, 2000, three purported class action complaints on behalf of iTurf stockholders were filed in Delaware Chancery

Court against iTurf, dELiA*s and each of iTurf's directors. All three complaints make virtually identical claims, alleging that dELiA*s and the members of the iTurf board of directors have breached their fiduciary duties to iTurf and iTurf's public stockholders and that the exchange ratio is unfair to iTurf's public stockholders. These complaints seek class certification and other equitable and monetary relief, including enjoining the merger or awarding damages. We believe that the allegations are without substantial merit and intend to vigorously contest these actions. Although we believe that the allegations of the complaints are without substantial merit, we can not predict at this time the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INVESTORS SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO OF ITURF WHICH APPEAR ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT ITURF'S PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN OUR REPORTS, PARTICULARLY IN "RISK FACTORS" IN OUR MOST RECENT REGISTRATION STATEMENT ON FORM S-4, WHICH IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     On May 25, 2000, the compensation committee of iTurf's board of directors approved the exchange of outstanding options held by key employees and non-employee directors for 1,098,220 shares of restricted iTurf stock. iTurf replaced options with restricted stock in an effort to retain these key employees at a time when the stock options had exercise prices that were above the current market price for iTurf's stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors. We expect to record the resulting compensation expense totaling $3.1 million over the applicable vesting periods with 50%, 20%, 20%, 9% and 1% being recognized in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

     On August 16, 2000, iTurf and dELiA*s agreed to combine through a merger of dELiA*s and a wholly-owned subsidiary of iTurf. As a result of the merger, dELiA*s will become a wholly-owned subsidiary of iTurf. In the merger, holders of dELiA*s common stock will receive 1.715 shares of Class A common stock of iTurf for each share of dELiA*s common stock they own. In order to complete the merger, iTurf and dELiA*s must obtain the approval of the merger by their stockholders. iTurf must also obtain the approval by its stockholders of an amendment to iTurf's certificate of incorporation to increase the number of authorized shares of iTurf's common stock and to designate additional shares of Class A common stock.

     The merger will be accounted for as a "purchase" for accounting and financial reporting purposes. The merger will be treated as a reverse acquisition by dELiA*s of the minority interest of iTurf, that is, the shares of iTurf's common stock that dELiA*s does not already own, because dELiA*s stockholders will own more than 50% of the combined company.

     On August 16, 2000, dELiA*s and iTurf also announced that it intends to divest the assets of its non-core properties, including Storybook Heirlooms and TSI Soccer. In addition, we may take a material noncash charge to earnings in the third quarter related to the possible discontinuation of one of our business operations.

     Because we sell many of the same products our parent's other businesses do and advertise our offerings to our parent's non-Internet customers, we compete directly with our parent's other businesses. Because of our promotional pricing and our minority public ownership, our success at selling products to our parent's customers has had an adverse effect on our parent's operating results and cash flows. As we have become more successful in this regard, our parent's financial condition has become adversely affected. Material adverse changes to our parent's financial condition jeopardize our ability to continue to obtain goods and services from our parent under the intercompany agreements. As a result, if the proposed merger is not consummated, we may be required to renegotiate the terms of the intercompany agreements or provide financing to our parent in order to ensure that we can continue to obtain goods and services from our parent.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to net revenues. Any trends reflected by the following table may not be indicative of future results.

                                          THIRTEEN WEEKS                TWENTY-SIX WEEKS
                                              ENDED                           ENDED
                                  JULY 31, 1999  JULY 29, 2000    JULY 31, 1999    JULY 29, 2000
                                  -------------  -------------    -------------    -------------
Net revenues                          100.0%         100.0%           100.0%           100.0%
Cost of product sales                  55.9           50.6             53.6             50.1
                                    --------        -------         --------          -------
Gross profit                           44.1           49.4             46.4             49.9
Operating expenses                    137.3          193.7            104.3            162.7
Interest expense (income), net        (33.5)          (8.3)           (19.8)            (7.5)
                                    --------        -------         --------          -------
Loss before income taxes              (59.7)        (136.0)           (38.1)          (105.3)
Benefit for income taxes                 --             --             (2.9)              --
                                    --------        -------         --------          -------
Net loss                              (59.7)%       (136.0)%          (35.2)%         (105.3)%
                                    ========        =======         ========          =======

COMPARISON OF THIRTEEN WEEKS ENDED JULY 31, 1999 AND JULY 29, 2000

     NET REVENUES. Net revenues increased from $3.0 million in the second quarter of fiscal 1999 to $7.7 million for the same period of fiscal 2000. The increase primarily relates to dELiAs.cOm sales. Advertising, subscription and licensing revenues were approximately $1.3 million for the second quarter of fiscal 2000 compared to approximately $400,000 for the same period of the prior year as a result of both growth on our existing sites and acquisition of new sites.

     GROSS PROFIT. Gross profit increased from 44.1% for the second quarter of fiscal 1999 to 49.4% for the same period in fiscal 2000. These improvements relate to increases in the proportion of higher margin revenue, particularly advertising revenue and dELiAs.cOm product sales. Product gross margin increased from 36.5% in the second quarter of fiscal 1999 to 39.4% in the second quarter of fiscal 2000.

     OPERATING EXPENSES. Operating expenses are comprised of:

     o selling and marketing expenses, which include advertising costs, credit card fees, trademark licensing and distribution costs;
     o technology and content development expenses, which include site development, editorial content and systems costs;
     o    general and administrative expenses; and
     o    goodwill amortization expense.

     Total operating expenses, including direct expenses and expenses charged by our parent in connection with intercompany agreements, increased from $4.1 million, or 137.3% of revenues, in the second quarter of fiscal 1999 to $14.8 million, or 193.7% of revenues, in the second quarter of fiscal 2000. This increase is due to a substantial increase in advertising, product development and overhead costs to support the launch of our iTurf.com hub site and the continued expansion of the other sites of our iTurf network, increased amortization expense relating to the acquisition of onTap.com and the Spark.com and a noncash charge relating to the issuance of restricted stock.

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999

     NET REVENUES. Net revenues increased from $5.6 million in the first half of fiscal 1999 to $18.7 million for the same period in fiscal 2000. The increase primarily relates to delias.cOm sales and increased advertising revenue. Advertising, subscription and licensing revenues were approximately $2.3 million for the first half of fiscal 2000 and $500,000 for the same period of fiscal 1999.

     GROSS PROFIT. Gross profit increased from 46.4% for the first half of fiscal 1999 to 49.9% for the same period in fiscal 2000. These improvements relate to increases in the proportion of higher margin revenue, particularly advertising revenue and dELiAs.cOm product sales. Product gross margin increased from 40.6% in the first half of fiscal 1999 to 43.0% in the first half of fiscal 2000.

     OPERATING EXPENSES. Total operating expenses increased from $5.8 million, or 104.3% of revenues, in the first half of fiscal 1999 to $30.4 million, or 162.7% of revenues, in the first half of fiscal 2000. This increase is due to a substantial increase in advertising, product development and overhead costs to support the continued expansion of iTurf, increased amortization expense relating to the acquisition of onTap.com and the Spark.com and a noncash charge relating to the issuance of restricted stock.

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


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used net cash of $23.9 million during the first half of fiscal 2000 compared to $3.1 million for the same period of fiscal 1999. The significant increase in cash usage relates primarily to higher operating expenses as well as prepayments of advertising and inventory.

     Investing activities in the first half of fiscal 2000, primarily the maturity of investments, provided approximately $16.2 million. Net cash used in investing activities of $74.7 million for the first half of fiscal 1999 relate primarily to our purchase of marketable securities and shares of dELiA*s common stock from our parent in connection with our initial public offering. We expect to make capital expenditures of approximately $2.4 million in fiscal 2000, including investments in technology and physical infrastructure. In addition, a portion of our resources may be used to fund acquisitions or investments in businesses, products and technologies that are complementary to our current business. We also expect to continue to spend significant amounts for marketing and other alliances.

     While our cash on hand is not used in our parent's non-Internet businesses, we periodically prepay dELiA*s for inventory and various services, including advertising, under the intercompany agreements. At July 29, 2000, our net prepaid balance was $8.6 million. These prepayments are not secured. A third party creditor has a perfected security interest in the inventory for which we have prepaid, which is senior to any interest we may have in this inventory. As a result, if our parent were to default on its obligations to this third party creditor, we might suffer a loss of all or part of these prepaid expenses.

     Financing activities were not significant in the first half of fiscal 2000 compared to the $99.8 million provided primarily by our initial public offering in the same period of fiscal 1999.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Between August 17 and August 25, 2000, three purported class action complaints on behalf of iTurf stockholders were filed in Delaware Chancery Court against iTurf, dELiA*s and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints make virtually identical claims, alleging that dELiA*s and the members of the iTurf board of directors have breached their fiduciary duties to iTurf and iTurf's public stockholders and that the exchange ratio is unfair to iTurf's public stockholders. These complaints seek class certification and other equitable and monetary relief, including enjoining the merger or awarding damages. We believe that the allegations are without substantial merit and intend to vigorously contest these actions. Although we believe that the allegations of the complaints are without substantial merit, we can not predict at this time the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our results of operations, cash flows or financial condition.

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

     We incurred the following expenses in connection with the issuance and distribution of the Common Stock registered:

     Underwriting discounts and commissions                           $7,438,000

     Other expenses (legal and accounting fees and expenses,           1,413,000
     printing and engraving expenses, filing and listing fees,
     transfer agent and registrar fees and miscellaneous)

     The net offering proceeds to iTurf after deducting the foregoing expenses were $97,409,000. Other than the amounts set forth for underwriting discounts and commissions, the foregoing represent reasonable estimates of expenses.

     From April 14, 1999 until July 29, 2000, approximately $41.1 million of the net offering proceeds was used for general corporate purposes and $17.7 million was used to purchase 551,046 shares of common stock of dELiA*s Inc.

CHANGES IN SECURITIES

     None.

SALES OF UNREGISTERED SECURITIES


     On May 25, 2000, the compensation committee of iTurf issued 1,098,220 shares of restricted stock to key employees and non-employee directors in exchange for their outstanding stock options. These issuances did not constitute "sales" within the meaning of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See "Exhibit Index" following the signature page.

     (b)  We did not file any reports on Form 8-K during the fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   iTurf Inc.
                                   (Registrant)
Date: September 12, 2000

                                   By: /s/ STEPHEN I. KAHN
                                       -----------------------------------------
                                           Stephen I. Kahn
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                                   By: /s/ DENNIS GOLDSTEIN
                                       -------------------------------------
                                           Dennis Goldstein
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX


2.1 Agreement and Plan of Merger dated February 4, 2000, by and among iTurf, iTurf Caveman Acquisition Corporation, theSpark.com, Inc. ("Spark"), and the stockholders of Spark (incorporated by reference to
         Exhibit 2.1 to the iTurf Inc. Current Report on Form 8-K dated February 25, 2000)
2.2      Agreement and Plan of Merger by and among dELiA*s Inc., iTurf Inc.
         and iTurf Breakfast Corporation dated August 16, 2000 (incorporated by reference to Annex A of the joint proxy/prospectus included within the iTurf Inc. registration statement on Form S-4 (Registration
         No. 333-44916)).
3.1 Restated Certificate of Incorporation of iTurf (incorporated by reference to Exhibit 3.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
3.2 By-laws of iTurf (incorporated by reference to Exhibit 3.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.1     Form of Intercompany Services Agreement (incorporated by reference to
         Exhibit 10.1 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.2 Form of Trademark License and Customer List Agreement (incorporated by reference to Exhibit 10.2 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.3 Form of Intercompany Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.4     Form of Tax Allocation Agreement (incorporated by reference to Exhibit
         10.4 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.5 Form of iTurf Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.6 Form of dELiA*s Common Stock Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.7     Form of Customer Service Agreement (incorporated by reference to
         Exhibit 10.7 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.8     [omitted]
10.9 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.10 Employment Agreement between iTurf and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.11 Employment Agreement between iTurf and Alex S. Navarro (incorporated by reference to Exhibit 10.11 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.12 Employment Agreement between iTurf and Oliver Sharp (incorporated by reference to Exhibit 10.12 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.13 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.14    [omitted]
10.15    [omitted]
10.16 Advertising Agreement between iTurf and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,
         1999)**
10.17 Online Advertising Authorized Reseller Agreement between iTurf, T@ponline and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.1 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)
10.18 Offline Advertising Purchase Agreement between iTurf and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to
         Exhibit 99.2 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)
10.19    [omitted]
10.20 Lease Agreement dated January 30, 2000 by and between iTurf and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)
10.21 Registration Rights Agreement dated February 15, 2000 by and between iTurf and former stockholders of TheSpark.com Inc. (incorporated by reference to Exhibit 10.21 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)
27.1*    Financial Data Schedule

*    Filed herewith
** Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.