Form 10-Q
period 2000-10-28
ITURF INC
filed 2000-12-14
CIK 1076914

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 14, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                    FORM 10-Q


                              [X] QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000



                         Commission file number 0-25347

                                  DELIA*S CORP.
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

                                 (212) 807-9060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of Class A Common Stock outstanding as of December 11, 2000:
38,275,306
Number of shares of Class B Common Stock outstanding as of December 11, 2000:
11,425,000

                                 -------------

       STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONDITION OF THE FINANCIAL MARKETS GENERALLY; FUTURE CONDITIONS OF THE MARKET FOR OUR CLASS A COMMON STOCK; THE RISK THAT OUR BUSINESSES WILL NOT BE INTEGRATED SUCCESSFULLY FOLLOWING THE RECENT RECOMBINATION OF ITURF INC. AND DELIA*S INC.; COSTS RELATED TO THE MERGER AND CERTAIN RESTRUCTURING INITIATIVES, INCLUDING THE DISCONTINUATION OF TSI SOCCER'S RETAIL OPERATIONS AND ITURF.COM'S INTERNET CONTENT OPERATIONS; OUR ABILITY TO ACHIEVE SAVINGS FROM ADDITIONAL OPERATING EFFICIENCIES IN A
TIMELY FASHION OR AT ALL; THE RISK THAT COST REDUCTION INITIATIVES MAY LEAD TO REDUCED SERVICE LEVELS OR PRODUCT QUALITY, WHICH COULD HAVE AN ADVERSE IMPACT ON REVENUES; THE EFFECT OF THE MARKET FOR ACQUISITIONS OF DIRECT MARKETING, SPORTING GOODS OR INTERNET CONTENT BUSINESSES ON OUR ABILITY TO DIVEST ASSETS IN A TIMELY MANNER; ACCESS TO FINANCING TO FUND OPERATIONS AND THE EXPANSION STRATEGIES OF EACH BUSINESS; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING AND QUANTITY OF CATALOG AND ELECTRONIC MAILINGS; RESPONSE RATES; EACH COMPANY'S ABILITY TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION; ACCEPTANCE OF NEW RETAIL CONCEPTS; AVAILABILITY OF ACCEPTABLE STORE SITES AND LEASE TERMS; ABILITY TO OPEN NEW STORES IN A TIMELY FASHION; POSSIBILITY OF INCREASING COMPARABLE STORE SALES; ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL STORES GENERALLY; LEVELS OF COMPETITION; OUR ABILITY TO SELL ADVERTISING ON-LINE; CHANGES IN THE GROWTH RATE OF INTERNET USAGE AND ONLINE USER TRAFFIC LEVELS; LEVELS OF DEMAND FOR INTERNET ADVERTISING; THE ABILITY OF COMPUTER SYSTEMS TO SCALE WITH GROWTH IN ONLINE TRAFFIC; DIFFICULTIES IN INTEGRATING ACQUISITIONS OF NEW BUSINESSES AND TECHNOLOGY; OUR ABILITY TO RETAIN KEY PERSONNEL; GENERAL ECONOMIC CONDITIONS; OUR ABILITY TO ANTICIPATE AND RESPOND TO FASHION TRENDS; OUR DEPENDENCE ON THIRD PARTIES; AND OTHER FACTORS DETAILED ELSEWHERE IN THIS REPORT AND IN ITURF'S AND DELIA*S MOST RECENT PROXY STATEMENTS, ANNUAL REPORTS ON FORM 10-K AND QUARTERLY REPORTS ON FORM 10-Q FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

   THIS REPORT MAY INCLUDE MARKET DATA RELATED TO THE INDUSTRIES IN WHICH WE ARE INVOLVED. THIS DATA HAS BEEN DERIVED FROM STUDIES PUBLISHED BY MARKET RESEARCH FIRMS, TRADE ASSOCIATIONS AND OTHER ORGANIZATIONS. THESE ORGANIZATIONS SOMETIMES ASSUME EVENTS, TRENDS AND ACTIVITIES WILL OCCUR AND PROJECT INFORMATION BASED ON THOSE ASSUMPTIONS. IF ANY OF THEIR ASSUMPTIONS ARE WRONG, THEIR PROJECTIONS MAY ALSO BE WRONG.

   WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC ON FORMS 10-K, 10-Q AND 8-K.

   ANY REFERENCE IN THIS REPORT TO A PARTICULAR FISCAL YEAR IS TO THE YEAR ENDED ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 2000" MEANS THE PERIOD FROM JANUARY 30, 2000 TO FEBRUARY 3, 2001.

   ON NOVEMBER 20, 2000, DELIA*S INC. AND ITURF INC. COMPLETED A MERGER (SEE
NOTE 9 OF NOTES TO THE FINANCIAL STATEMENTS). THE MERGER TRANSACTION WILL BE ACCOUNTED FOR AS A PURCHASE BY DELIA*S OF THE MINORITY INTEREST IN ITURF HELD BY THE PUBLIC. AS A RESULT, THE HISTORICAL FINANCIAL STATEMENTS OF DELIA*S CORP. CONTAINED HEREIN ARE THE HISTORICAL FINANCIAL STATEMENTS OF DELIA*S INC. AND DO NOT REFLECT THE MERGER TRANSACTION. THE MERGER TRANSACTION
WILL BE REFLECTED AS OF NOVEMBER 20, 2000.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         DELIA*S CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 JANUARY 29, 2000   OCTOBER 28, 2000
                                                                 ----------------   ----------------
                                                                      *                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents ................................        $  24,985        $   8,999
    Short-term investments ...................................           32,893           18,358
    Merchandise inventories ..................................           28,322           34,964
    Deferred tax assets ......................................           12,063             --
    Prepaid expenses and other current assets ................           15,014           17,091
                                                                      ---------        ---------
      Total current assets ...................................          113,277           79,412
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $6,635 at January 29, 2000 and $12,922 at October 28, 2000           35,483           32,880
LONG-TERM INVESTMENTS ........................................           11,024            1,000
INTANGIBLE ASSETS ............................................           23,456           18,556
OTHER ASSETS .................................................              800              461
                                                                      ---------        ---------
TOTAL ASSETS .................................................        $ 184,040        $ 132,309
                                                                      =========        =========


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses ....................        $  21,643        $  23,017
    Bank loan payable ........................................            3,000           13,001
    Current portion of long-term debt ........................              719            5,285
    Accrued restructuring ....................................            1,685            1,776
    Other current liabilities ................................            2,278            2,997
                                                                      ---------        ---------
      Total current liabilities ..............................           29,325           46,076

DEFERRED TAX LIABILITIES .....................................           23,901           26,113
LONG-TERM DEBT AND CAPITAL LEASES ............................            6,756            1,770
OTHER LONG-TERM LIABILITIES ..................................              403              513

MINORITY INTEREST ............................................           40,734           32,591
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; Authorized -
      1,000,000 shares; Issued - none ........................             --               --
    Common stock, par value $.01 per share; Authorized -
      50,000,000 shares; Issued - 14,914,472 and
      16,786,786 shares, respectively ........................              149              168
    Additional paid-in capital ...............................           80,216           86,284
    Deferred compensation ....................................             --             (1,852)
    Less common stock in treasury (551,046 shares) ...........          (17,734)         (17,734)
    Retained earnings (accumulated deficit) ..................           20,290          (41,620)
                                                                      ---------        ---------
      Total stockholders' equity .............................           82,921           25,246
                                                                      ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................        $ 184,040        $ 132,309
                                                                      =========        =========



* Condensed from audited financial statements of dELiA*s Inc., the deemed acquirer of iTurf (See Note 1)

       See Notes to Unaudited Condensed Consolidated Financial Statements

                         DELIA*S CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       THIRTEEN WEEKS ENDED
                                              OCTOBER 30, 1999   OCTOBER 28, 2000
                                              ----------------   ----------------
                                                          (UNAUDITED)

NET SALES ..................................       $ 48,085           $ 52,332
COST OF SALES ..............................         25,776             29,089
                                                   --------           --------

GROSS PROFIT ...............................         22,309             23,243

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         32,395             38,183
RESTRUCTURING CHARGE .......................           --               18,847
NON-RECURRING CHARGES ......................           --                1,794
INTEREST AND OTHER EXPENSE (INCOME), NET ...           (703)               184

MINORITY INTEREST ..........................         (2,125)           (11,823)
                                                   --------           --------

LOSS BEFORE INCOME TAXES ...................         (7,258)           (23,942)
(BENEFIT) PROVISION FOR INCOME TAXES .......         (1,257)            18,729
                                                   --------           --------

NET LOSS ...................................       $ (6,001)          $(42,671)
                                                   ========           ========

BASIC AND DILUTED NET LOSS PER SHARE .......       $  (0.42)          $  (2.94)
                                                   ========           ========
SHARES USED IN THE CALCULATION OF BASIC AND
DILUTED NET LOSS PER SHARE .................         14,342             14,535
                                                   ========           ========



                                                       THIRTY-NINE WEEKS ENDED
                                              OCTOBER 30, 1999   OCTOBER 28, 2000
                                              ----------------   ----------------
                                                          (UNAUDITED)

NET SALES ...................................      $123,272           $ 138,684

COST OF SALES ...............................        69,249              76,003
                                                   --------           ---------

GROSS PROFIT ................................        54,023              62,681

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         80,053             112,329
RESTRUCTURING CHARGE ........................        22,907              18,847
NON-RECURRING CHARGES .......................          --                 1,794
GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING ..       (70,091)               --
INTEREST AND OTHER INCOME, NET ..............        (1,870)               (897)
MINORITY INTEREST ...........................        (2,610)            (20,411)
                                                   --------           ---------

INCOME (LOSS) BEFORE INCOME TAXES ...........        25,634             (48,981)
PROVISION FOR INCOME TAXES ..................        12,863              12,929
                                                   --------           ---------

NET INCOME (LOSS) ...........................      $ 12,771           $ (61,910)
                                                   ========           =========

BASIC NET INCOME (LOSS) PER SHARE ...........      $   0.89           $   (4.26)
                                                   ========           =========

DILUTED NET INCOME (LOSS) PER SHARE .........      $   0.82           $   (4.26)
                                                   ========           =========

SHARES USED IN THE CALCULATION OF BASIC NET
    INCOME (LOSS) PER SHARE .................        14,301              14,524
                                                   ========           =========
SHARES USED IN THE CALCULATION OF DILUTED NET
    INCOME (LOSS) PER SHARE .................        15,494              14,524
                                                   ========           =========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                        DELIA*S CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   THIRTY-NINE WEEKS ENDED
                                                                              OCTOBER 30, 1999   OCTOBER 28, 2000
                                                                              ----------------   ----------------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
    Net income (loss) ......................................................       $  12,771           $ (61,910)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization ....................................           2,950               9,557
          Gain on subsidiary IPO ...........................................         (70,091)               --
          Restructuring charges ............................................          23,407              20,247
          Valuation allowance for deferred tax assets ......................            --                20,350
          Deferred taxes ...................................................          19,309              (7,481)
          Other noncash fixed asset write-off ..............................            --                 1,037
          Noncash compensation .............................................            --                 3,618
          Minority interest ................................................          (2,610)            (20,411)
          Amortization of investments ......................................            (318)               (466)
          Changes in operating assets and liabilities:
            Merchandise inventories ........................................         (18,578)             (8,042)
            Prepaid expenses and other current assets ......................         (14,954)             (1,781)
            Other assets ...................................................           1,718                 341
            Current liabilities ............................................          15,343               1,257
            Deferred credits ...............................................             183                  96
                                                                                   ---------           ---------
    Net cash used in operating activities ..................................         (30,870)            (43,588)
                                                                                   =========           =========

INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired ........................            (444)                174
    Capital expenditures ...................................................         (24,571)             (7,212)
    Purchase of held-to-maturity investment securities .....................         (65,158)            (23,298)
    Proceeds from the maturity of investment securities ....................          16,994              48,323
                                                                                   ---------           ---------

Net cash (used in) provided by investing activities ........................         (73,179)             17,987
                                                                                   =========           =========

FINANCING ACTIVITIES:
    Net proceeds from issuance of subsidiary common stock ..................          97,639                --
    Borrowings under line of credit agreement ..............................            --                10,001
    Proceeds from long-term debt and capital leases ........................          16,585                --
    Principal payments on long-term debt and capital leases ................            (259)               (460)
    Exercise of dELiA*s stock options .......................................            --                   20
    Exercise of 193,285 and 3,500 stock options, respectively ..............           1,121                  54
                                                                                   ---------           ---------
Net cash provided by financing activities ..................................         115,086               9,615
                                                                                   =========           =========

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .............................          11,037             (15,986)
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ...............................          10,981              24,985
                                                                                   ---------           ---------
CASH & CASH EQUIVALENTS--END OF PERIOD .....................................       $  22,018           $   8,999
                                                                                   =========           =========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

o  May 2000 issuance of restricted stock. See Note 8.
o February 2000 issuance of iTurf common stock to acquire theSpark.com, Inc. See Note 5.
o June 1999 cancellation of 33,784 shares of common stock in connection with the Screeem! acquisition.

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        DELIA*S CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS

   Through our catalogs, retail stores and Web sites, we are a leading marketer of casual apparel, accessories, soccer merchandise and Internet content and community services to young men and women primarily between the ages of 13 and 24.

On November 20, 2000, iTurf Inc. ("iTurf"), a subsidiary of dELiA*s Inc. ("Old dELiA*s"), acquired Old dELiA*s pursuant to an Agreement and Plan of Merger by and among iTurf, iTurf Breakfast Corporation, a wholly-owned subsidiary of iTurf ("Merger Sub"), and Old dELiA*s. Pursuant to the Merger Agreement, Merger Sub was merged with and into Old dELiA*s (the "Merger"), with Old dELiA*s as the surviving corporation, under the new name dELiA*s Group Inc., becoming a wholly-owned subsidiary of iTurf. See Note 9. In connection with the Merger, iTurf Inc. changed its name to dELiA*s Corp. References herein to "we", "our" and similar phrases and to dELiA*s refer to dELiA*s Inc. prior to November 20, 2000 and to dELiA*s Corp. on or after that date.

The Merger is being accounted for as a "purchase" for accounting and financial reporting purposes. Although iTurf Inc. was the legal acquirer, the Merger is being treated as a reverse acquisition by Old dELiA*s of the 46% minority interest of iTurf, that is, the shares of iTurf's common stock that Old dELiA*s did not already own immediately prior to the Merger, because Old dELiA*s stockholders received more than 50% of the combined company. Accordingly, the historical results and financial position presented here are the same as Old dELiA*s historical results and financial position, which consolidate the results and financial position of iTurf, with the outside ownership of iTurf for the period from iTurf's initial public offering until the closing of the Merger shown as minority interest. Beginning with our financial reporting for the fourth quarter of fiscal 2000, the financial statements of dELiA*s Corp. will reflect the combined operations of iTurf and dELiA*s, without minority interest from the date of the Merger. See Note 9. On a pro forma basis, assuming the merger had occurred on the first day of fiscal 2000, net loss and loss per share would have been approximately $76.3 million and $1.99, respectively, for the thirty-nine weeks ended October 28, 2000. The October 28, 2000 pro forma balance sheet would have zero balances for deferred tax liabilities and minority interest, with the offsets primarily reflected as increases in stockholders' equity for the new stock issuance, decreases in iTurf's long-term assets, adjustments to cash and accruals for merger costs and excess of net assets acquired over cost ("negative goodwill") for the balance.

   We are subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales generally to be lower in the first half of each fiscal year than in the second half of the same fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
PRESENTATION

   PRINCIPLES OF CONSOLIDATION-- Our condensed consolidated financial statements include the accounts of dELiA*s Inc. and subsidiaries, all of which, except iTurf Inc., which was our Internet-focused subsidiary until the time of the Merger, were wholly-owned for all periods presented. The accounts of iTurf are included in the consolidated financial statements while the outside ownership of iTurf is reflected as minority interest on the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

   UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, the accompanying condensed consolidated financial statements are presented on a basis consistent with the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with dELiA*s Inc. - January 29, 2000 audited consolidated financial statements and the notes thereto, which are included in dELiA*s
Inc. - annual report on Form 10-K for the year ended January 29, 2000, which was filed under the Securities Exchange Act of 1934. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

   RECLASSIFICATIONS -- Certain amounts have been reclassified to conform to the current presentation.

3. SEGMENT INFORMATION

   dELiA*s determines operating segments in accordance with Statement of Financial Accounting Standards No. 131. Our reportable segments are generally defined by their method of distribution; different segments may offer similar products to similar customers, but are managed separately because of their distribution methods. dELiA*s has three reportable segments: catalog, retail and iTurf. Certain amounts in our fiscal 1999 segment disclosure have been reclassified to conform to the fiscal 2000 presentation. In connection with our ongoing restructuring, it is likely that our segment reporting will change going forward.



THIRTEEN WEEKS ENDED OCTOBER 30, 1999         CATALOG           RETAIL            ITURF            TOTAL
                                           -------------    -------------    -------------    -------------

Revenues from external customers           $  25,147,000    $  17,637,000    $   5,301,000    $  48,085,000
Operating loss                                (1,124,000)        (820,000)      (7,319,000)      (9,263,000)

THIRTEEN WEEKS ENDED OCTOBER 28, 2000         CATALOG           RETAIL            ITURF            TOTAL
                                           -------------    -------------    -------------    -------------

Revenues from external customers           $  24,195,000    $  19,273,000    $   8,864,000    $  52,332,000
Operating loss                                (2,066,000)          88,000       (9,218,000)     (11,196,000)

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999      CATALOG           RETAIL            ITURF            TOTAL
                                           -------------    -------------    -------------    -------------

Revenues from external customers           $  74,911,000    $  37,493,000    $  10,868,000    $ 123,272,000
Operating loss                                (6,596,000)      (6,553,000)     (10,540,000)     (23,689,000)
Property and equipment, net, at
period end                                     7,248,000       13,323,000        3,067,000       23,638,000

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000      CATALOG           RETAIL            ITURF            TOTAL
                                           -------------    -------------    -------------    -------------
Revenues from external customers           $  66,483,000    $  44,679,000    $  27,522,000    $ 138,684,000
Operating loss                                (5,355,000)      (6,612,000)     (30,261,000)     (42,228,000)
Property and equipment, net, at
period end                                     4,885,000       15,770,000        3,052,000       23,707,000


                                                            Third Quarter    Third Quarter
                                                             FISCAL 1999      FISCAL 2000
                                                            -------------    -------------
Operating loss for reportable
segments                                                    $  (9,263,000)   $ (11,196,000)

Unallocated corporate expenses                                   (823,000)      (2,344,000)

Restructuring charge                                                 --        (20,247,000)

Non-recurring charges                                                --         (1,794,000)
Interest and other income (expense),
net                                                               703,000         (184,000)
Minority interest                                               2,125,000       11,823,000
                                                            -------------    -------------
      Loss before income taxes                              $  (7,258,000)   $ (23,942,000)
                                                            =============    =============


                                                          Thirty-nine Weeks  Thirty-nine Weeks
                                                               FISCAL 1999     FISCAL 2000
                                                          -----------------  -----------------
Operating loss for reportable
segments                                                    $ (23,689,000)   $ (42,228,000)

Unallocated corporate expenses                                 (1,841,000)      (6,020,000)

Restructuring charge                                          (23,407,000)     (20,247,000)

Non-recurring charges                                                --         (1,794,000)
Gain on subsidiary initial public
offering                                                       70,091,000             --
Interest and other income, net                                  1,870,000          897,000
Minority interest                                               2,610,000       20,411,000
                                                            -------------    -------------
      Income (loss) before income taxes                     $  25,634,000    $ (48,981,000)
                                                            =============    =============


                                                          OCTOBER 30, 1999  OCTOBER 28, 2000
                                                          ----------------  ----------------
Property and equipment, net, for
reportable segments                                         $  23,638,000    $  23,707,000
Other assets                                                  179,433,000      108,602,000
                                                            -------------    -------------

Total consolidated assets                                   $ 203,071,000    $ 132,309,000
                                                            =============    =============

4.    RESTRUCTURING CHARGES

   SCREEEM. During fiscal 1999, we recorded a charge of approximately $24.2 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge was comprised of the following:

   o $19.4 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;
   o $3.6 million for the shut-down of certain retail stores of which $2.3 million represented the write-off of assets that would no longer be used and $1.3 million primarily related to future lease costs;
   o $700,000 for the elimination of approximately 125 full-time and part-time jobs at the Screeem! corporate office and the store locations to be closed, resulting in employee severance costs; and
   o $500,000 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

   The total charge of $24.2 million includes $23.7 million that was included in fiscal 1999 operating expenses as a restructuring charge ($22.9 million recorded in the first quarter and $800,000 in the fourth quarter of the year) and $500,000 included in cost of sales of the first quarter. The total charge also includes $1.4 million of goodwill write-off relating to the value of 168,039 shares of common stock issued in February 2000. This additional goodwill charge was recorded in fiscal 1999, when the related contingencies were satisfied, as an increase to additional paid-in capital.

   Through the third quarter of fiscal 2000, we have incurred approximately $550,000 for costs relating to store shut-down, $500,000 for inventory liquidation and $300,000 for the elimination of 124 jobs. All stores were closed as of the end of the third quarter of fiscal 2000. As a result, during the third quarter of fiscal 2000, we reversed $750,000 of restructuring reserve due to lower lease exit penalties than originally estimated. At October 28, 2000, $400,000 remains accrued for contractual obligations and employee severance costs to be paid out by the middle of fiscal 2001.

   TSI SOCCER RETAIL. During the third quarter of fiscal 2000, dELiA*s board of directors approved a plan to shut-down the retail operations of TSI Soccer. In connection with this event, we recorded charges of $5.8 million including:

   o  $3.1 million for the write-off of related fixed assets and goodwill;
   o  $1.3 million primarily relating to future lease costs; and
   o $1.4 million relating to the liquidation of inventory carried at stores to be closed (reflected in cost of sales).

   The total third quarter 2000 charge of $5.8 million includes $4.4 million that was included in third quarter expenses as a restructuring charge and $1.4 million included in cost of sales. We expect all such costs to be incurred in the fourth quarter of fiscal 2000. Affected employees were not notified until November 2000. As such, we will record related severance in the fourth quarter of 2000.

   ONTAP. During the third quarter of 2000, iTurf shut down its Ontap.com Internet site. In connection with this decision, iTurf recorded a restructuring charge of $15.2 million which includes the following:

   o $14.6 million related to the write-off of the unamortized balance of goodwill;
   o $500,000 for the write-off of fixed assets that would no longer be used, and

   o  $100,000 relating to future equipment lease costs at its headquarters.


5.    ACQUISITION

   On February 15, 2000, iTurf acquired theSpark.com, Inc. The aggregate consideration paid consisted of 1,099,988 newly issued shares of iTurf Class A common stock and the right to receive up to $6.75 million following the first anniversary of the acquisition and up to $6.75 million following the second anniversary of the acquisition if certain performance goals related to the theSpark.com Web site are met. Such payments can be made by issuing up to an aggregate maximum of 2,683,634 additional shares of our class A common stock to the former stockholders of theSpark and paying any remainder in cash. The performance goals have not yet been met, but results through October 28, 2000 suggest that they may be met in time for a substantial portion of the additional consideration due after the first anniversary to be paid. The transaction was accounted for under the purchase method of accounting. Consistent with our fiscal 1999 treatment of the issuance of iTurf stock for an acquisition, we recorded $2.8 million (net of related taxes) as additional paid-in capital instead of recognizing a gain in connection with this transaction.

   On December 11, 2000, we reached an agreement-in-principle with representatives of the former stockholders of TheSpark.com, Inc. to amend our contingent obligations under the acquisition agreement. See Note 9 for a description of the agreement-in-principle.

6. COMMITMENTS AND CONTINGENCIES

   In the first quarter of fiscal 2000, iTurf entered into a lease agreement for additional office space in the office building currently occupied in downtown Manhattan. The lease term does not commence until the landlord delivers possession of the additional office space, which we expect to occur in the fourth quarter of fiscal 2000. During the ten-year term of the lease, annual rent should approximate $800,000 subject to certain adjustments.

   In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under
Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. On May 12, 2000, counsel for the plaintiffs filed a memo in response to our motion and on May 26, 2000, we filed a reply to that response. We intend to vigorously defend against this action. Based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our financial condition, results of operations or cash flow.

   Between August 17 and August 25, 2000, three purported class action complaints on behalf of iTurf stockholders were filed in Delaware Chancery Court against iTurf, dELiA*s Inc. and each of iTurf's directors. All three complaints make virtually identical claims, alleging that dELiA*s and the members of the iTurf board of directors have breached their fiduciary duties to iTurf and iTurf's public stockholders and that the exchange ratio was unfair to iTurf's public stockholders. These complaints seek class certification and other equitable and monetary relief, including enjoining the merger or awarding damages. We believe that the allegations are without substantial merit and intend to vigorously contest these actions. Although we believe that the allegations of the complaints are without substantial merit, we can not predict at this time the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our results of operations, cash flows or financial condition.

7. LONG-TERM DEBT AND CREDIT FACILITIES

   In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. On April 26, 2000, we received a waiver through the first quarter of fiscal 2001 of the fixed charge coverage ratio covenant. As we have not received a waiver covering periods after the first quarter of fiscal 2001, we have classified the mortgage as current at October 28, 2000. It is our intention to either renegotiate the terms of the loan agreement or to seek alternative financing.

   On April 28, 2000, we entered into an amended and restated credit agreement with Congress Financial Corporation. The agreement amends and restates the terms of our credit facility with First Union National Bank, the parent company of Congress. The Congress credit facility consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the Congress credit agreement are secured by a lien on substantially all of our assets. As with the First Union facility, the availability of the revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement, which percentages are subject to restrictions and reserves in certain circumstances. However, the Congress credit facility provides us with a higher initial borrowing base than that provided by the First Union facility. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. The credit agreement contains covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends and sales of assets. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. The Congress credit agreement contains controls on our cash management and certain limits on our ability to distribute assets. As of October 28, 2000, there was $13.0 million in principal amount outstanding and $2.3 million in outstanding letters of credit and an additional $3.9 million available under the loan.

8. RESTRICTED STOCK

   On May 25, 2000, the compensation committee of iTurf's board of directors approved the exchange of outstanding options held by key employees and non-employee directors for 1,098,220 shares of iTurf restricted stock. iTurf replaced options with restricted iTurf stock in an effort to retain these key employees at a time when the stock options had exercise prices that were above the then current market price for iTurf's stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

   On May 26, 2000, the dELiA*s Inc. board of directors, at the recommendation of the compensation committee, approved the exchange of all of the outstanding options held by certain key employees and non-employee directors for 1,700,775 shares of restricted dELiA*s Inc. common stock. We replaced options with restricted stock in an effort to retain key employees at a time when the stock options had exercise prices that were above the current market price for our stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

   In connection with the issuance of restricted stock, we expect to record the total noncash compensation charge of approximately $7.2 million, including $3.1 million related to iTurf, over the appropriate vesting periods with 65%, 18%, 11%, 5% and 1% being recognized in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

9. SUBSEQUENT EVENTS

   On November 20, 2000, iTurf acquired dELiA*s Inc. ("Old dELiA*s), pursuant to an Agreement and Plan of Merger, dated as of August 16, 2000 and amended on October 12, 2000, by and among iTurf, a wholly-owned subsidiary of iTurf ("Merger Sub"), and Old dELiA*s. Pursuant to the Merger Agreement, Merger Sub was merged with and into Old dELiA*s, with Old dELiA*s surviving under the new name dELiA*s Group Inc., and becoming a wholly-owned subsidiary of iTurf (the "Merger"). iTurf Inc. issued 1.715 shares of Class A common stock of iTurf in exchange for each outstanding stock of dELiA*s Inc. A total of 28,665,857 new iTurf shares were issued in the transaction. Immediately thereafter, iTurf Inc. was renamed dELiA*s Corp. Because the dELiA*s Inc. stockholders held more than 50% of the stock of dELiA*s Corp. immediately following the transaction, the transaction was accounted for as a purchase by dELiA*s Inc. of the publicly-held minority interest in iTurf and the historical financial statements of dELiA*s Inc. are presented as the historical financial statements of dELiA*s Corp. All dELiA*s Inc. options and restricted stock were converted to iTurf Inc. securities at the same exchange ratio. In connection with the Merger, deferred tax liabilities relating to iTurf's initial public offering and other issuances of iTurf Inc. stock in connection with acquisitions are being written off. Prior to the merger, our balance sheet included a deferred tax liability of $26.1 million related to the April 1999 gain of the sale of shares of iTurf Class A common stock in iTurf's IPO and to other issuances of iTurf Class A common stock in connection with the acquisitions of the OnTap and theSpark businesses. Purchase accounting treatment of the Merger requires the elimination of the deferred tax liability. Accordingly, in the absence of this deferred tax liability and with the inclusion as of November 20, 2000, of our Internet operations, which have historically generated significant losses, in the dELiA*s Corp. consolidated tax group, we have incurred a charge of $20.4 million to reserve fully for our net deferred tax assets that remain after such elimination.

   In connection with our decision to liquidate the retail operations of TSI Soccer, we entered into Amendment Number 2 to our Credit Agreement with Congress Financial Corporation, pursuant to which Congress granted us permission to conduct liquidation sales and discontinue TSI Soccer's retail store business. Amendment Number 2 also required that all funds paid to dELiA*s and its subsidiaries from the proceeds of the liquidation sales be used to repay amounts outstanding under the Congress credit facility.

   In connection with the Merger, we entered into Amendment Number 3 to our Credit Agreement with Congress Financial Corporation, pursuant to which Congress granted us a waiver to enter into the transaction and other relief. In exchange, we agreed, among other things, to include dELiA*s Corp., and iTurf Finance Company, a wholly-owned subsidiary of dELiA*s Corp., as borrowers under the Credit Agreement and to grant Congress certain access to and control over the investment accounts of iTurf Finance Company, which contain most of our cash and cash equivalent assets.

   On November 17, 2000, the stockholders of iTurf voted to amend iTurf's 1999 Amended and Restated Stock Incentive Plan to provide that the number of shares available for issuance under that plan will automatically increase on the first day of each of calendar years 2001 and 2002 by an amount equal to four percent of the total number of shares of iTurf's Class A common stock outstanding on the last day of the immediately preceding calendar year, or a lesser amount determined by iTurf's board of directors. No automatic increase may exceed 1,750,000 shares.

   On December 11, 2000, we reached an agreement-in-principle with representatives of the former stockholders of TheSpark.com, Inc. to amend our contingent obligations under the acquisition agreement. (See Note 5 for a description of these contingent obligations). Under the terms of the agreement-in-principle, we will be discharged of the contingent obligations that were originally agreed upon. We have agreed to the following new obligations: (1) issuance of up to 2,000,000 shares of our Class A common stock in June 2001 (which amount may be reduced to reflect a portion of any appreciation in the price of our Class A common stock by March 2001); (2) payment of $2.5 million in cash in June 2001; (3) payment of 50% of the net proceeds resulting from any disposition of TheSpark.com and Sparknotes.com businesses (not to exceed payment of $8 million); and (4) payment of up to $1.5 million in cash or Class A common stock, at our election, in March 2002 (depending upon the amount of net proceeds from a disposition of TheSpark.com and Sparknotes.com businesses). The agreement-in-principle is non-binding, and the definitive terms of any binding agreement, if one is reached, may vary materially from the terms of the agreement-in-principle.

    On December 13, 2000, we announced that our Board of Directors authorized us to repurchase up to $2,000,000 worth of shares of our Class A common stock, subject to market conditions. The Board has reserved the right to modify or terminate the program at any time in light of changing circumstances.

    On December 13, 2000, we announced that we are beginning to explore strategic alternatives with respect to our Internet community businesses, gURL.com, theSpark.com and SparkNotes.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION PRESENTED, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT.

OVERVIEW

   Through our catalogs, retail stores and Web sites, we sell casual apparel, accessories, soccer merchandise and Internet content and community services to young men and women primarily between the ages of 13 and 24.

   iTurf Inc., our Internet subsidiary that was publicly traded and majority-owned until recently, currently consists of our www.gURL.com, www.theSpark.com and www.SparkNotes.com content and community Web sites as well as our www.dELiAs.cOm, www.tsisoccer.com, www.discountdomain.com, www.Droog.com and www.StorybookHeirlooms.com e-commerce sites. At October 28, 2000, we owned 54% of the outstanding stock and controlled 88% of the vote of iTurf.

   On November 20, 2000, iTurf acquired dELiA*s Inc. pursuant to a merger between Old dELiA*s and a wholly-owned subsidiary of iTurf. Because the former stockholders of dELiA*s owned more than 50% of iTurf following the merger, the merger was treated as a "reverse acquisition" in which dELiA*s bought out the minority interest in iTurf. See Note 9 of the Notes to Financial Statements. In connection with the Merger, iTurf Inc. changed its name to dELiA*s Corp. As a result of the "reverse acquisition" treatment, dELiA*s Corp, will report the historical results of dELiA*s Inc. for periods prior to the consummation of the acquisition. References herein to "we", "our" and similar phrases and to dELiA*s refer to dELiA*s Inc. prior to November 20, 2000 and to dELiA*s Corp. on or after that date (See Note 9 of the Notes to Financial Statements.)

   FISCAL 2000 MERGER AND RESTRUCTURING. On November 20, 2000, iTurf acquired dELiA*s Inc. ("Old dELiA*s") pursuant to an Agreement and Plan of Merger, dated as of August 16, 2000 and amended on October 12, 2000, by and among iTurf, iTurf Breakfast Corporation, a Delaware corporation and a wholly-owned subsidiary of iTurf ("Merger Sub"), and Old dELiA*s. Pursuant to the Merger Agreement, Merger Sub was merged with and into Old dELiA*s, with Old dELiA*s surviving under the new name dELiA*s Group Inc., and becoming a wholly-owned subsidiary of iTurf. iTurf Inc. issued 1.715 shares of Class A common stock of iTurf in exchange for each outstanding stock of dELiA*s Inc. Approximately 28,665,857 new iTurf shares were issued in the transaction (subject to adjustment for payments in lieu of fractional shares). Immediately thereafter, the combined company was renamed dELiA*s Corp. Because the dELiA*s Inc. stockholders held more than 50% of the stock of dELiA*s Corp. immediately following the transaction, the transaction was accounted for as a purchase by dELiA*s Inc. of the publicly-held minority interest in iTurf and the historical financial statements of dELiA*s Inc. are presented as the historical financial statements of dELiA*s Corp. All dELiA*s Inc. options and restricted stock were converted to iTurf Inc. securities at the same exchange ratio. On a pro forma basis, assuming the merger had occurred on the first day fiscal 2000, net loss and loss per share would have been approximately
$76.3 million and $1.99, respectively, for the thirty-nine weeks ended
October 28, 2000. The October 28, 2000 pro forma balance sheet would have zero balances for deferred tax liabilities and minority interest, with the offsets primarily reflected as increases in stockholders' equity for the new stock issuance, decreases in iTurf's long-term assets, adjustments to cash and accruals for merger costs and excess of net assets acquired over cost ("negative goodwill") for the balance. In connection with the merger, deferred tax liabilities relating to iTurf's initial public offering are no longer required and are being adjusted as part of purchase accounting. Accordingly, we recorded a $20.4 million tax provision in the third quarter of 2000 to reserve the October 28, 2000 net deferred tax asset balance that will remain after the merger adjustment. See Note 9 of the Notes to Financial Statements.

   During fiscal 1999, we record a charge of approximately $24.2 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge is comprised of the following:

   o $19.4 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;
   o $3.6 million for the shut-down of certain retail stores of which $2.3 million represented the write-off of assets that would no longer be used and $1.3 million primarily related to future lease costs;
   o $700,000 for the elimination of approximately 125 full-time and part-time jobs at the Screeem! corporate office and the store locations to be closed, resulting in employee severance costs; and
   o $500,000 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

   The total charge of $24.2 million includes $23.7 million that was included in fiscal 1999 operating expenses as a restructuring charge ($22.9 million recorded in the first quarter and $800,000 in the fourth quarter of the year) and $500,000 included in cost of sales in the first quarter. The total charge also includes $1.4 million of goodwill write-off relating to the value of 168,039 shares of common stock issued in February 2000. This additional goodwill charge was recorded in fiscal 1999, when the related contingencies were satisfied, as an increase to additional paid-in capital.

   Through the third quarter of fiscal 2000, we have incurred approximately $550,000 for costs relating to store shut-down, $500,000 for inventory liquidation and $300,000 for the elimination of 124 jobs. All stores were closed as of the third quarter of fiscal 2000. As such, during the third quarter of fiscal 2000, we reversed $750,000 of restructuring reserve as a result of lower lease exit penalties than originally estimated. In addition, we expect the $400,000 that remains accrued at October 28, 2000 for contractual obligations and employee severance costs to be paid out by the middle of fiscal 2001.

   On August 16, 2000, iTurf and dELiA*s announced that they intend to divest the assets of their non-core properties, including Storybook Heirlooms and TSI Soccer.

   During the third quarter of fiscal 2000 the board of directors approved a plan to liquidate our TSI Soccer retail stores. In connection with this event, we have recorded charges of $5.8 million including:

   o  $3.1 million for the write-off of related fixed assets and goodwill;
   o  $1.3 million primarily relating to future lease costs; and
   o $1.4 million relating to the liquidation of inventory carried at stores to be closed (reflected in cost of sales).

   The total third quarter fiscal 2000 charge of $5.8 million includes $4.4 million that was included in third quarter expenses as a restructuring charge and $1.4 million included in cost of sales. We expect all such costs to be incurred in the fourth quarter of fiscal 2000. Affected employees were not notified until November 2000. As such, we will record related severance in the fourth quarter of 2000.

   Also during the third quarter of 2000, iTurf shut down its Ontap.com Internet site. In connection with this decision, iTurf recorded a restructuring charge of $15.2 million, $15.1 million related to the write-off of related goodwill and fixed assets and $100,000 relating to future equipment lease costs at its headquarters.

   On February 15, 2000, iTurf acquired theSpark.com, Inc. The aggregate consideration paid consisted of 1,099,988 newly issued shares of iTurf Class A common stock and the right to receive up to $6.75 million following the first anniversary of the acquisition and up to $6.75 million following the second anniversary of the acquisition if certain performance goals related to the theSpark.com Web site are met. Such payments can be made by issuing up to an aggregate maximum of 2,683,634 additional shares of our class A common stock to the former stockholders of theSpark and paying any remainder in cash. The performance goals have not yet been met, but results through October 28, 2000 suggest that they may be met in time for a substantial portion of the additional consideration dur after the first anniversary to be paid. The transaction was accounted for under the purchase method of accounting. Consistent with our fiscal 1999 treatment of the issuance of iTurf stock for an acquisition, we recorded $2.8 million (net of related taxes) as additional paid-in capital instead of recognizing a gain in connection with this transaction.

   On December 11, 2000, we reached an agreement-in-principle with representatives of the former stockholders of TheSpark.com, Inc. to amend our contingent obligations under the acquisition agreement. See Note 9 of Notes to Financial Statements for a description of the agreement-in-principle.

   RESTRICTED STOCK. On May 25, 2000, the compensation committee of iTurf's board of directors approved the exchange of outstanding options held by key employees and non-employee directors for 1,098,220 shares of restricted iTurf stock. iTurf replaced options with restricted stock in an effort to retain these key employees at a time when the stock options had exercise prices that were above the current market price for iTurf's stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

   On May 26, 2000, the dELiA*s Inc. board of directors, at the recommendation of the compensation committee, approved the exchange of all of the outstanding options held by certain key employees and non-employee directors for 1,700,775 shares of restricted dELiA*s stock. We replaced options with restricted stock in an effort to retain key employees at a time when the stock options had exercise prices that were above the current market price for our stock. Certain vesting schedules of the restricted stock were extended as compared to the option vesting schedule in order to encourage retention of the selected employees and directors.

   In connection with the issuance of restricted stock, we expect to record the total noncash compensation charge of approximately $7.2 million, including $3.1 million related to iTurf, over the appropriate vesting periods with 65%, 18%, 11%, 5% and 1% being recognized in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

   CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for store build-out in connection with our premier dELiA*s retail concept.

   In addition, in order to support our direct marketing and Internet operations, we have made and continue to make significant capital expenditures for management information systems and have hired and maintained an in-house workforce of teleservice representatives.

   NASDAQ PROCEEDINGS. On November 29, 2000, we received a notice from Nasdaq that we had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days, as required under Nasdaq's rules regarding maintenance of our designation as a National Securities Market security. In order to regain compliance with the Nasdaq rules, we must maintain a minimum bid price of $1.00 for at least 10 consecutive trading days prior to February 27, 2001. If we fail to meet this test, we will be entitled to a hearing at Nasdaq concerning our listing status at which the hearing panel could, among other things, determine to extend our time to comply with the listing maintenance rules or could determine to delist our Class A common stock. We intend to pursue all opportunities available to us to satisfy the requirements for continued listing on the Nasdaq National Market. If our securities are delisted from Nasdaq, a sustained trading market may not continue to exist for our Class A common stock.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statement of operations to net sales. Any trends reflected by the following table may not be indicative of future results.


                                                       THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                OCTOBER 30, 1999  OCTOBER 28, 2000  OCTOBER 30, 1999  OCTOBER 28, 2000
                                                ----------------  ----------------  ----------------  ----------------
Net sales                                             100.0%           100.0%            100.0%           100.0%
Cost of sales                                          53.6             55.6              56.2             54.8
                                                     ------           ------            ------           ------
Gross profit                                           46.4             44.4              43.8             45.2
Selling, general and administrative
expenses                                               67.4             73.0              64.9             81.0
Restructuring charge                                     --             36.0              18.6             13.6
Non-recurring charges                                    --              3.4                --              1.3
Gain on subsidiary initial public
offering                                                 --               --             (56.9)              --
Interest and other expense (income), net               (1.5)             0.4              (1.5)            (0.7)
Minority interest                                      (4.4)           (22.6)             (2.1)           (14.7)
                                                     ------           ------            ------           ------
Income (loss) before income taxes                     (15.1)           (45.8)             20.8            (35.3)
Provision (benefit) for income taxes                   (2.6)            35.8              10.4              9.3
                                                     ------           ------            ------           ------

Net income (loss)                                     (12.5)%          (81.6)%            10.4%           (44.6)%
                                                     ======           ======            ======           ======


COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30,
1999

   NET SALES. Net sales increased approximately $4.2 million or 8.8% to $52.3 million in the third quarter of fiscal 2000 from $48.1 million in the third quarter of fiscal 1999. Retail sales increased $1.6 million or 9.3% in the third quarter of fiscal 2000 from fiscal 1999. Increased fiscal 2000 sales in our dELiA*s premier and TSI retail stores more than offset the loss of fiscal 1999 revenues relating to the closure of our Screeem! stores. The increase also relates to higher catalog and iTurf sales.

   GROSS MARGIN. Gross margin before restructuring charges of $1.4 million related to the liquidation of TSI Soccer retail inventory, increased to 47.1% in the third quarter of fiscal 2000 from 46.4% in the third quarter of fiscal 1999. The increase is due primarily to an increase in the proportion of our retail sales relating to our higher margin dELiA*s premiere concept.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense increased $5.8 million to $38.2 million in the third quarter of fiscal 2000 from $32.4 million in the third quarter of fiscal 1999. Selling, general and administrative expenses increased as a percentage of net sales from 67.4% in the third quarter of fiscal 1999 to 73.0% in the third quarter of fiscal 2000. The increase relates primarily to increased operating and amortization expense at iTurf as well as noncash compensation expense (See Note 8).

   RESTRUCTURING CHARGE. The restructuring charges recorded in the third quarter of fiscal 2000 include $4.4 million relating to the closure of our TSI Soccer retail stores, $15.2 million relating to iTurf's shut-down of OnTap and a restructuring charge reversal of $750,000 relating to excess Screeem! reserve. In addition, $1.4 million of inventory charges relating to the TSI Soccer retail restructuring are included in cost of sales.

   NON-RECURRING CHARGES. The $1.8 million of non-recurring charges recorded in the third quarter of fiscal 2000 represent iTurf's expenses related to the November 2000 merger of dELiA*s Inc. and iTurf Inc.

   MINORITY INTEREST. For the period that iTurf was publicly traded, we reflected the outside ownership of that subsidiary as minority interest. As of October 28, 2000, we owned 54% of the value and controlled 88% of the vote of iTurf. Commencing November 20, 2000, the date of the Merger, there will be no more minority interest.

   INCOME TAXES. During the third quarter 2000, we recorded a tax provision of $20.4 million to fully reserve for our deferred tax asset as a result of the November 2000 merger of dELIA*s Inc. and iTurf Inc.

COMPARISON OF THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999

   NET SALES. Net sales increased approximately $15.4 million to $138.7 million in the first three quarters of fiscal 2000 from $123.3 million in the first three quarters of fiscal 1999. Retail sales increased $7.2 million, or 19.2% in the first three quarters of fiscal 2000 from fiscal 1999. Increased fiscal 2000 sales in our dELiA*s premier and TSI retail stores more than offset the loss of fiscal 1999 revenues relating to the closure of our Screeem! stores. The increase also relates to higher catalog and iTurf sales.

   GROSS MARGIN. Excluding a $1.4 million charge relating to the TSI Soccer retail restructuring, gross margin increased to 46.2% in the first three quarters of fiscal 2000 from 44.2% (excluding a $500,000 charge related to the Screeem! restructuring) in the first three quarters of fiscal 1999. The increase is primarily due to an increase in the proportion of our retail sales relating to our higher margin dELiA*s premier concept, improved product mix as well as improved freight margins in our catalog segment.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense increased $32.3 million to $112.3 million in the first three quarters of fiscal 2000, from $80.1 million in the first three quarters of fiscal 1999. Selling, general and administrative expenses increased as a percentage of net sales from 64.9% in the first three quarters of fiscal 1999 to 81.0% in the first three quarters of fiscal 2000. The increase relates primarily to increased operating and amortization expense at iTurf as well as noncash compensation (See Note 8).

   RESTRUCTURING CHARGE. The restructuring charges recorded in the third quarter of fiscal 2000 include $4.4 million relating to the closure of our TSI Soccer retail stores, $15.2 million relating to iTurf's shut-down of OnTap and a restructuring charge reversal of $750,000 relating to excess reserve estimated at the time of the April 1999 Screeem! shut-down. In addition, cost of sales includes a $1.4 million charge relating to the liquidation of the TSI Soccer retail business. During the first three quarters of fiscal 1999, we recorded a charge (primarily noncash) of approximately $23.4 million in connection with our restructuring plan to close our Screeem!

and Jean Country retail operations. This charge includes approximately $500,000 related to inventory recorded as cost of sales.

   NON-RECURRING CHARGES. The $1.8 million of non-recurring charges recorded in the third quarter of fiscal 2000 represent iTurf's expenses related to the November 2000 merger of dELiA*s Inc. and iTurf Inc.

   GAIN ON SUBSIDIARY INITIAL PUBLIC OFFERING. On April 14, 1999, we completed an initial public offering of approximately 4.8 million shares of class A common stock of iTurf Inc. As a result of the transaction, we recognized a gain of approximately $70.1 million before taxes.

   MINORITY INTEREST. For the period that iTurf was publicly traded, we reflected the outside ownership of that subsidiary as minority interest. As of October 28, 2000, we owned 54% of the value and controlled 88% of the vote of iTurf.

   INCOME TAXES. During the third quarter 2000, we recorded a tax provision of $20.4 million to fully reserve for our deferred tax asset as a result of the November 2000 merger of dELIA*s Inc. and iTurf Inc.

SEASONALITY

   dELiA*s is subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales and results of operations generally to be lower in the first half and higher in the second half (which includes the holiday season) of each fiscal year. Our quarterly results may fluctuate as a result of numerous factors, including the timing, quantity and cost of catalog mailings, responses to those mailings, the timing of sale circulars and liquidations, the timing and number of store openings, the ability to sell on-line advertising, the timing of merchandise deliveries, market acceptance of merchandise (including new merchandise categories or products introduced), the mix of products sold, the hiring and training of additional personnel, the timing of inventory writedowns, the integration of mergers and acquisitions, the incurrence of other operating costs and factors beyond control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operations in the first three quarters of fiscal 2000 and 1999 was $43.6 million and $30.9 million, respectively. The increase in cash used in operations primarily relates to increased operating losses offset by better management of working capital relative to the same period in the prior year.

   Investing activities provided $18.0 million in the first three quarters of fiscal 2000, primarily relating to net proceeds from iTurf's investments offset by capital expenditures, and used $73.2 million for the purchase of short-term investments and capital expenditures in the first three quarters of fiscal 1999.

   Cash flows from financing activities in the first three quarters of fiscal 2000 were $9.6 million primarily relating to borrowings under our line of credit agreement. Cash flows from financing activities in the first three quarters of fiscal 1999 were $115.1 million, primarily as a result of the initial public offering of iTurf common stock.

   On December 13, 2000, we announced that our Board of Directors authorized us to repurchase up to $2,000,000 worth of shares of the Company's Class A common stock, subject to market conditions. The Board has reserved the right to modify or terminate the program at any time in light of changing circumstances.

   During fiscal 2000, we expect our capital expenditures to total approximately $9.0 million for the continued expansion of our dELiA*s retail stores, investment in information systems at iTurf and other subsidiaries as well as leasehold improvements and equipment relating to new corporate offices. We believe that our available cash and investments together with the funds available under our credit agreement will be sufficient to meet our consolidated capital and net operating requirements for the next 12 months. In addition, plans for fiscal 2001 contain a number of discretionary expenses and capital investments, including the number of planned store openings and continued investment in our Internet Community Web Sites, that can be scaled back as necessary.

   In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On August 10, 1999 we entered into an interest-rate swap agreement with Allfirst Bank under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. On April 26, 2000, we received a waiver through the first quarter of fiscal 2001 of the fixed charge coverage ratio covenant. As we have not received a waiver through the second quarter of fiscal 2001, we have classified the mortgage as current at October 28, 2000. It is our intention to either renegotiate the terms of the loan agreement or to seek alternative financing.

   On April 28, 2000, we entered into an amended and restated credit agreement with Congress Financial Corporation. The agreement amends and restates the terms of our credit facility with First Union National Bank, the parent company of Congress. The Congress credit facility consists of a revolving line of credit permitting us to borrow up to $25 million and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the Congress credit agreement are secured by a lien on substantially all of our assets, except specified real property. As with the First Union facility, the availability of the revolving line of credit is limited to specified percentages of the value of our eligible inventory determined under the credit agreement, which percentages are subject to certain restrictions and reserves in certain circumstances. However, the Congress credit facility provides us with a higher initial borrowing base than that provided by the First Union facility. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. The credit agreement contains covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends and sales of assets. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. The Congress credit agreement contains controls on our cash management and certain limits on our ability to distribute assets. As of October 28, 2000, there was $13.0 million in principal amount outstanding and $2.3 million in outstanding letters of credit and an additional $3.9 million available under the loan.

   In connection with our decision to liquidate the retail operations of TSI Soccer, we entered into Amendment Number 2 to our Credit Agreement with Congress Financial Corporation, pursuant to which Congress granted us permission to conduct liquidation sales and discontinue TSI Soccer's retail store business. Amendment Number 2 also required that all funds paid to dELiA*s and its subsidiaries from the proceeds of the liquidation sales be used to repay amounts outstanding under the Congress credit facility.

   In connection with the acquisition of Old dELiA*s by iTurf, we entered into Amendment Number 3 to our Credit Agreement with Congress Financial Corporation, pursuant to which Congress granted us a waiver to enter into the transaction and other relief. In exchange, we agreed, among other things, to include dELiA*s Corp., and iTurf Finance Company, a wholly-owned subsidiary of dELiA*s Corp., as borrowers under the Credit Agreement and to grant Congress certain access to and control over the investment accounts of iTurf Finance Company, which contain most of our cash and cash equivalent assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   We maintain the majority of our excess funds in marketable securities. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

   Our outstanding mortgage debt as of October 28, 2000 when offset by our interest rate hedge bears interest at a fixed rate; therefore, our results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under our credit facility. As of October 28, 2000, we had $13.0 million outstanding under such facility. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors and one former officer of a dELiA*s Inc. subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Corp. and the other named defendants filed a motion to dismiss the lawsuit. On May 12, 2000, counsel for the plaintiffs filed a memo in response to our motion and on May 26, 2000, we filed a reply to that response.

   We intend to vigorously defend against these actions. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our financial condition, results of operations or cash flow.

   Between August 17 and August 25, 2000, three purported class action complaints on behalf of iTurf stockholders were filed in Delaware Chancery Court against iTurf, dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints make virtually identical claims, alleging that dELiA*s Inc. and the members of the iTurf board of directors have breached their fiduciary duties to iTurf and iTurf's public stockholders and that the exchange ratio is unfair to iTurf's public stockholders. These complaints seek class certification and other equitable and monetary relief, including enjoining the merger or awarding damages. We believe that the allegations are without substantial merit and intend to vigorously contest these actions. Although we believe that the allegations of the complaints are without substantial merit, we can not predict at this time the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our results of operations, cash flows or financial condition.

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

         From April 14, 1999 until October 28, 2000, approximately $54.0 million of the net offering proceeds was used for general corporate purposes and $17.7 million was used to purchase 551,046 shares of common stock of dELiA*s Inc.

CHANGES IN SECURITIES

         None.

SALES OF UNREGISTERED SECURITIES

         On May 25, 2000, the compensation committee of iTurf issued 1,098,220 shares of restricted stock to key employees and non-employee directors in exchange for their outstanding stock options. On May 26, 2000, the board of Directors of dELiA*s, on the recommendation of the compensation committee, issued 1,700,775 shares of restricted stock to key employees and non-employee directors in exchange for their outstanding stock options. These issuances did not constitute "sales" within the meaning of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) See "Exhibit Index" following the signature page.

   (b) None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            dELiA*s Corp.
                            (Registrant)
Date: December 13, 2000

                            By: /s/ Stephen I. Kahn
                               ----------------------------------------------
                               Stephen I. Kahn
                               Chairman of the Board and Chief Executive Officer


                            By: /s/ Dennis Goldstein
                               ----------------------------------------------
                               Dennis Goldstein
                               Executive Vice President and Chief Financial
                               Officer (principal financial and accounting
                               officer)

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger by and among dELiA*s Inc., iTurf Inc. and iTurf Breakfast Corporation dated August 16, 2000 and Amendment
       Number 1 thereto dated as of October 12, 2000 (incorporated by reference to an Annex A of the joint proxy statement/prospectus included within the iTurf Inc. registration statement on Form S-4 (Registration
       No. 333-44916)).

2.2 Agreement and Plan of Merger dated February 4, 2000, by and among iTurf, iTurf Caveman Acquisition Corporation, TheSpark.com, Inc. ("Spark"), and the stockholders of Spark (incorporated by reference to Exhibit 2.1 to the iTurf Inc. Current Report on Form 8-K dated February 25, 2000)

3.1 Certificate of incorporation of dELiA*s Inc. (incorporated by reference to Exhibit 3.1 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

3.2 Bylaws of dELiA*s Inc. (incorporated by reference to Exhibit 3.2 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

3.3 Second Restated Certificate of Incorporation of iTurf Inc. (incorporated by reference to Annex B to the joint proxy statement/prospectus included with the iTurf Inc. registration statement on Form S-4 (Registration
       No. 333-44916)

3.4 By-laws of iTurf Inc. (incorporated by reference to Exhibit 3.2 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.1 Form of Employment Agreement between dELiA*s Inc.. and Stephen I. Kahn (incorporated by reference to Exhibit 10.1 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.2 Employment Agreement between dELiA*s Inc. and Christopher C. Edgar (incorporated by reference to Exhibit 10.2 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.3 Employment Agreement between dELiA*s Inc. and Evan Guillemin (incorporated by reference to Exhibit 10.3 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.4 Form of Family Stockholders Agreement among dELiA*s Inc., Stephen I. Kahn and the persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.4 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.5 Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to the dELiA*s Inc. Schedule 14A filed on June 12, 1998)

10.6   iTurf Inc. 1999 Amended and Restated Stock Incentive Plan
       (incorporated by reference to Annex E of the joint proxy/prospectus included with the iTurf Inc. registration statement on Form S-4 (Registration No. 333-44916))

10.7 Stock Option Agreement between dELiA*s Inc. and Evan Guillemin (incorporated by reference to Exhibit 10.7 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.8   [omitted]

10.9 Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))

10.10  [omitted]

10.11  Employment Agreement dated April 5, 1999 between iTurf Inc. and Stephen
       I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.12  [omitted]

10.13 Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1997)

10.14 Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.14 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.15 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.16 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated September 15, 1998 (incorporated by reference to Exhibit
       10.16 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.17  [omitted]

10.18  1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to
       Exhibit 10.17 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.19 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.20 Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.21  [intentionally omitted]

10.22 Advertising Agreement between iTurf Inc. and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999)**

10.23 Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.24 Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.25  [omitted]

10.26 Offline Advertising Purchase Agreement between iTurf Inc. and MarketSource Corporation, dated September 1, 1999 (incorporated by reference to Exhibit 99.2 to the iTurf Inc. Current Report on Form 8-K dated September 7, 1999)

10.27 Registration Rights Agreement between iTurf Inc. and MarketSource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435))

10.28 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated October 18, 1999 (incorporated by reference to Exhibit 10.28 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)

10.29 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated October 18, 1999 (incorporated by reference to Exhibit
       10.29 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)

10.30* Employment Agreement dated as of November 1, 1999 between dELiA*s Inc.
       and Estelle DeMuesy

10.31  [intentionally omitted]

10.32 Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)

10.33 Amended and Restated Credit Agreement among dELiA*s Inc. and its subsidiaries set forth on Schedule 1 thereto and Congress Financial Corporation dated April 28, 2000 (incorporated by reference to the dELiA*s Inc. Current Report on Form 8-K dated May 2, 2000)

10.34 Letter Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation dated April 28, 2000, regarding the Distribution of iTurf Shares (incorporated by reference to the dELiA*s Inc. Current Report on Form 8-K dated May 2, 2000)

10.35  Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Stephen
       I. Kahn, dated June 9, 2000 (incorporated by reference to Exhibit 10.35 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000) 10.36 Amendment No. 3 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated June 9, 2000 (incorporated by reference to Exhibit 10.36 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)

10.37.1 Amendment No. 1 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated July 31, 2000 (incorporated by reference)

10.38 Employment Agreement between iTurf and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))

10.39 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))

27*    Financial Data Schedule



----------
*  Filed herewith
** Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.