Form 10-K
period 2001-02-03
DELIAS CORP
filed 2001-05-04
CIK 1076914

        FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 4, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

                         COMMISSION FILE NUMBER 0-25347
                            ------------------------

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

                                 (212) 807-9060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, $.01 PAR VALUE PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. /X/

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 8, 2001 was $117,560,000.

    The number of shares outstanding of the registrant's Class A common stock as of March 13, 2001 was 38,339,213.

    The number of shares outstanding of the registrant's Class B common stock as of March 13, 2001 was 11,425,000.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    STATEMENTS CONTAINED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER
"PART I--ITEM 1--BUSINESS" AND "PART I--ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF
1934). THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE CONDITION OF THE FINANCIAL MARKETS GENERALLY; ACCESS TO FINANCING TO FUND THE OPERATIONS AND THE EXPANSION STRATEGIES OF OUR BUSINESS; FUTURE CONDITIONS OF THE MARKET FOR OUR CLASS A COMMON STOCK; THE RISK THAT THE RECENT RECOMBINATION OF ITURF INC. AND dELiA*s INC. WILL NOT PRODUCE SAVINGS FROM ADDITIONAL OPERATING EFFICIENCIES IN A TIMELY FASHION OR AT ALL; COSTS RELATED TO THE MERGER AND CERTAIN RESTRUCTURING INITIATIVES, INCLUDING THE DISCONTINUATION OF TSI SOCCER'S RETAIL OPERATIONS; OUR ABILITY TO REDUCE EXPENSES SUCCESSFULLY; THE RISK THAT COST REDUCTION INITIATIVES MAY LEAD TO REDUCED SERVICE LEVELS OR PRODUCT QUALITY, WHICH COULD HAVE AN ADVERSE IMPACT ON REVENUES; THE EFFECT OF THE ADVERSE MARKET CONDITIONS FOR ACQUISITIONS OF INTERNET CONTENT BUSINESSES ON OUR ABILITY TO DIVEST OUR GURL BUSINESS IN A TIMELY MANNER, ON SATISFACTORY TERMS OR AT ALL; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING AND QUANTITY OF CATALOG AND ELECTRONIC MAILINGS; RESPONSE RATES; OUR ABILITY TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION; AVAILABILITY OF ACCEPTABLE STORE SITES AND LEASE TERMS; ABILITY TO OPEN NEW STORES IN A TIMELY FASHION; POSSIBILITY OF INCREASING COMPARABLE STORE SALES; ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL STORES GENERALLY; THE ABILITY OF OUR COMPUTER SYSTEMS TO SCALE WITH GROWTH IN ONLINE TRAFFIC; DIFFICULTY IN INTEGRATING NEW TECHNOLOGIES; OUR ABILITY TO RETAIN KEY PERSONNEL; LEVELS OF COMPETITION; GENERAL ECONOMIC CONDITIONS; CHANGES IN CONSUMER SPENDING PATTERNS; OUR ABILITY TO ANTICIPATE AND RESPOND TO FASHION TRENDS; OUR DEPENDENCE ON THIRD PARTIES; AND OTHER FACTORS DETAILED ELSEWHERE IN THIS REPORT. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS DOCUMENT INCLUDING, WITHOUT LIMITATION, UNDER "RISK FACTORS," COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC ON
FORMS 10-K, 10-Q AND 8-K.

    THIS REPORT MAY INCLUDE OR INCORPORATE BY REFERENCE MARKET DATA RELATED TO THE INDUSTRIES IN WHICH WE ARE INVOLVED. THIS DATA HAS BEEN DERIVED FROM STUDIES PUBLISHED BY MARKET RESEARCH FIRMS, TRADE ASSOCIATIONS AND OTHER ORGANIZATIONS. THESE ORGANIZATIONS SOMETIMES ASSUME EVENTS, TRENDS AND ACTIVITIES WILL OCCUR AND PROJECT INFORMATION BASED ON THOSE ASSUMPTIONS. IF ANY OF THEIR ASSUMPTIONS ARE WRONG, THEIR PROJECTIONS MAY ALSO BE WRONG.

    IN MAY 1999, WE ANNOUNCED A CHANGE IN OUR FISCAL YEAR TO THE 52 OR 53 WEEKS ENDED ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. REFERENCES IN THIS REPORT TO "FISCAL 2000" MEAN THE PERIOD FROM
JANUARY 30, 2000 TO FEBRUARY 3, 2001. REFERENCES TO "FISCAL 1999" MEAN THE PERIOD FROM FEBRUARY 1, 1999 TO JANUARY 29, 2000. ANY REFERENCE IN THIS REPORT TO A PARTICULAR FISCAL YEAR BEFORE 1999 IS TO THE YEAR ENDED JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 1998" MEANS THE PERIOD FROM FEBRUARY 1, 1998 TO JANUARY 31, 1999.

    ON NOVEMBER 20, 2000, dELiA*s INC. WAS RECOMBINED WITH ITS MAJORITY-OWNED SUBSIDIARY, ITURF INC., AND WE RENAMED THE PARENT COMPANY OF THE RECOMBINED BUSINESS dELiA*s CORP. THE MERGER TRANSACTION WAS ACCOUNTED FOR AS A PURCHASE BY dELiA*s INC. OF THE MINORITY INTEREST IN ITURF. AS A RESULT, THE HISTORICAL FINANCIAL STATEMENTS OF dELiA*s CORP. CONTAINED HEREIN ARE THE HISTORICAL FINANCIAL STATEMENTS OF dELiA*s INC. WITH EARNINGS PER SHARE RESTATED TO REFLECT THE TRANSACTION. SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Through our catalogs, retail stores and Web sites, we market apparel, accessories and home furnishings, as well as other goods and services, primarily to teen girls and young women.

    FISCAL 2000 MERGER AND RESTRUCTURING. During fiscal 2000, dELiA*s Inc. and iTurf Inc. were recombined and we renamed the parent company of the resulting business dELiA*s Corp. We also announced our intention to focus on our core dELiA*s brand and to sell or shut down our other businesses. In connection with our merger and restructuring, we undertook a number of initiatives that are described in detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    As a result of our merger and restructuring initiatives, our reportable segments have changed, as described in Note 5 to our consolidated financial statements. We currently have two reportable segments: dELiA*s Direct (which includes the operations of our dELiA*s catalog and our dELiAs.cOm e-commerce site) and dELiA*s Retail. In fiscal 2000, dELiA*s Direct provided 45% of our consolidated net sales, dELiA*s Retail provided 21% and our non-core businesses represented the remaining 34%.

    CONSOLIDATED SALES. The following table sets forth the principal product categories that represent more than 10% of fiscal 2000 consolidated net sales:

Apparel.....................................................   64%
Footwear....................................................   11
Accessories and soccer equipment*...........................   10

------------------------

* We do not expect soccer equipment to represent a significant product category after fiscal 2000 due to the recent sale and liquidation, respectively, of our TSI Soccer direct and retail businesses.

    MERCHANDISING. Our dELiA*s catalogs, retail stores and e-commerce pages feature a broad assortment of merchandise, ranging from basics, such as jeans, shorts and t-shirts, to more fashion oriented apparel and accessories, such as woven and knit junior dresses, swimwear, sunglasses, watches, costume jewelry and cosmetics, to enable our customers to fulfill many of their fashion needs. dELiA*s also offers home furnishings, light furniture and household articles to teen girls and young women. While we continue to offer recognized and emerging brands purchased from third-party vendors, we also continue to increase our focus dELiA*s-branded merchandise that we source directly from manufacturers or purchase from third-party vendors for sale under the "dELiA*s" label. We present merchandise in coordinated groupings to encourage customers to create outfits, which we believe increases average purchase size and enhances sales.

    CATALOG AND INTERNET OFFERINGS. In fiscal 2000, dELiA*s catalog circulation was nearly 41 million. Our distinctive catalogs and dELiAs.cOm Web site include detailed product descriptions and specifications, full color photographs and pricing information. They are designed to create a unique and entertaining shopping experience and to offer customers more than the typical apparel catalog or Web site by combining the feel and editorial flair of a magazine or web/zine with the convenience of at-home shopping.

    We mail our catalogs to persons listed in our proprietary database, as well as to persons from rented lists. We believe we can leverage our proprietary database to develop additional targeted mailings to specific customer segments, and may expand our strategy of more frequent mailings of supplemental catalogs to repeat customers.

    RETAIL STORES. As of February 3, 2001, we operated 35 dELiA*s-branded stores, including our four outlet stores. Our 31 full-priced dELiA*s stores range in size from 2,500 to 5,100 square feet with an average size of 3,900 square feet. They are located primarily on the East Coast (Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia) and Midwest (Illinois).

    Our retail stores have point-of-sale terminals that transmit information daily on sales by item, color and size. We evaluate this information, together with weekly merchandise statistics reports, when making merchandising decisions regarding reorders of fast-selling items and merchandise allocations.

    PROPRIETARY DATABASE DEVELOPMENT. Except for our September 1998 purchase of approximately 6 million names from the estate of Fulcrum Direct, Inc., we have historically developed our proprietary customer database primarily through referrals, word-of-mouth, catalog request cards, on-line membership programs and targeted classified advertising in selected magazines, including SEVENTEEN and YM. During fiscal 2000, approximately 1.2 million new names were added to our database through such channels. As of February 3, 2001, our proprietary database included approximately 12 million names, approximately 7 million of which were customers. Our database contains a person's name, gender, residence, age, family status and historical transaction data (including, among other things, referral source, history of orders, payment method, average order size and product purchase information). Whenever possible, we also gather additional demographic data and e-mail addresses.

    CALL CENTER OPERATIONS. We provide our dELiA*s Direct customers with around-the-clock toll-free telephone access. Teleservice representatives process orders directly into our management information system. These representatives are versed in product sizes, colors and features and are trained to cross-sell accessories and related products and provide information about promotional items.

    We believe our customers are particularly sensitive to the way merchants and salespeople communicate with them. We strive to hire energetic, service-oriented teleservice representatives who can understand and relate to our customers.

    Our New York call center is flexibly configured to handle up to 300 phone stations. Our approximately 300 (as of February 3, 2001) full- and part-time teleservice representatives have the capacity to handle nearly 3,000 calls per hour. We also use an outside teleservices provider for overflow calls. We process telephone orders in an average of 4 to 5 minutes, depending upon the nature of the order and whether the customer is a first-time or repeat customer.

    Inquiries received by our customer service representatives are principally concerned with order and refund status. Customer service representatives are carefully screened, specially trained and often promoted from within based on level of product knowledge, service ability and order accuracy.

    DISTRIBUTION AND FULFILLMENT. Our customer orders and retail stock shipments are processed through our warehouse and fulfillment center in Hanover, Pennsylvania. From this center, we processed an average in fiscal 2000 of 10,000 customer shipments per day and handled nearly 28,000 packages on our busiest day in the peak holiday season. We use an integrated picking, packing and shipping system with a live connection to our direct order entry and retail systems. The system monitors the in-stock status of each item ordered, processes orders and retail stock requests and generates warehouse selection tickets and packing slips for order and retail stock fulfillment operations.

    A majority of our catalog and Internet orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person's credit card and it exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to ten business days after shipping. Our shipments are generally carried to customers by United Parcel Service, the United States Postal Service or Airborne Express.

    As of April 16, 2001, the dELiA*s Direct channel had approximately $400,000 in backorders, an improvement as compared to approximately $900,000 on that date in 2000.

    For fiscal 2000, merchandise returns were approximately 16.6% of shipped sales in our dELiA*s Direct segment and 7.5% of sales in our dELiA*s Retail segment. Return experience is closely monitored to identify trends in product offerings, product defects and quality issues.

    INVENTORY LIQUIDATION. We have excess inventory in varying degrees over the course of the year. We mail sale catalogs, run promotional sales of excess items and sell excess inventory through our outlet stores and discount Web site. We have also used third-party liquidators, event sales and charitable donations to dispose of excess inventory and may consider other liquidation options in the future.

    ACQUISITION. On February 15, 2000, we acquired TheSpark.com, Inc. As part of our fiscal 2000 restructuring initiatives, we decided to dispose of the TheSpark.com businesses and completed the sale in the first quarter of fiscal 2001. The terms of the acquisition and more details regarding the sale are provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTELLECTUAL PROPERTY

    We have registered the dELiA*s name, stylized logo and daisy symbol, among other trademarks, with the U.S. Patent and Trademark Office. We use the trademarks, tradenames, logos and endorsements of our suppliers with their permission. While we do from time to time receive notices of alleged infringement of other people's intellectual property rights, we are not aware of any pending material conflicts concerning our marks or our use of others' intellectual property.

COMPETITION

    Our industry is highly competitive and we expect competition to increase. We compete with traditional department stores, as well as specialty retailers, for teen and young adult customers. We also compete with other direct marketers and other e-commerce companies, some of which may specifically target our customers. Many of our competitors are larger than us and have substantially greater financial, distribution and marketing resources. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share. We believe our success will depend, in part, on our ability to adapt to new technologies and to respond to competitors' actions in these areas.

EMPLOYEES

    As of February 3, 2001, we had approximately 1,500 employees. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be good.

RISK FACTORS

    THE FOLLOWING PRINCIPAL RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT BY PROSPECTIVE INVESTORS OR CURRENT STOCKHOLDERS EVALUATING AN INVESTMENT IN OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY AND OUR STOCKHOLDERS. ADDITIONAL RISKS AND UNCERTAINTIES MAY ALSO ADVERSELY IMPAIR OUR BUSINESS OPERATIONS. IN ADDITION, ACTUAL RESULTS OF OUR BUSINESS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED AS A RESULT OF THE FOLLOWING RISK FACTORS AND THOSE DESCRIBED IN THE SECTION ENTITLED
"ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE, AND ADDITIONAL CAPITAL COULD DILUTE STOCKHOLDERS

    Historically, we have financed our business operations primarily through the sale of equity and bank loans. We believe that available cash on hand and available borrowings will enable us to maintain our currently planned operations. However, in the event of lower than expected sales or higher than expected expenses or in the event of material changes to our vendor payment terms, it is likely that we will need to raise additional funds to finance our operations. We are currently in compliance with the covenants of our credit agreement with Congress Financial Corporation and have received a waiver from Allfirst Bank of the financial covenant in our mortgage loan agreement. However, if our business was to deteriorate and we were to fail to comply with the financial covenants under our credit agreement, we may not continue to have access to these sources of funding. In addition, we are likely to require additional financing in order to expand our retail operations beyond our current plans. As an alternative to bank financing, we may seek an equity-based investment from a strategic or financial partner. Debt or equity financing may not be available in sufficient amounts or on terms acceptable to us, or at all, and any equity-based financing would be dilutive to our current stockholders.

HISTORICAL RESULTS MAY NOT BE INDICATIVE OF FUTURE RESULTS DUE TO SEASONAL, CYCLICAL AND QUARTERLY FLUCTUATIONS

    We experience seasonal and cyclical fluctuations in our revenues and results of operations. For example, sales of apparel, accessories and footwear are generally lower in the first half of each year. In addition, due to the cyclical nature of our businesses and our sensitivity to consumer spending patterns, purchases of apparel and accessories tend to decline during recessionary periods and may decline at other times. Consequently, our results of operations from quarter to quarter may not be comparable.

    Our quarterly results may also fluctuate as a result of a number of other factors, including:

    - general economic conditions;

    - changes in consumer spending patterns;

    - changes in the growth rate of Internet usage and online user traffic levels;

    - the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses;

    - increases in the cost of materials, printing, paper, postage, shipping and labor;

    - the timing, quantity and cost of catalog and electronic mailings and response rates to those mailings;

    - market acceptance of our merchandise, including new merchandise categories or products introduced, and online content and community offerings;

    - opportunities to expand, including the ability to locate and obtain acceptable store sites and lease terms or renew existing leases, and the ability to increase comparable store sales;

    - levels of competition;

    - the timing of merchandise deliveries;

    - adverse weather conditions, changes in weather patterns and other factors affecting retail stores; and

    - other factors outside our control.

    As a result of seasonal and cyclical patterns and the other factors described above, you should not rely on quarter-to-quarter comparisons of our results of operations as indicative of our future performance. In addition, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors, which could adversely affect our stock price.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR
BUSINESS

    RETAIL STORES. We opened the first full-priced dELiA*s-brand retail store in February 1999, and many of the dELiA*s-brand retail stores were opened after fiscal 1999. As a result, we do not have substantial data regarding comparable store sales, which is an important measure of performance for a retail company. Because of our limited history as an operator of retail stores and the limited data available for management, as well as potential investors, to assess the trends in individual store performance, there can be no assurances of our ability to run these stores profitably. In addition, failure to expand the numbers of dELiA*s retail stores will limit our ability to leverage our infrastructure and would have a material adverse effect on our financial condition and results of operations.

    As a result of these factors, our future revenues are difficult to forecast. Any shortfall in revenues may have a material adverse effect on our business and would likely affect the market price of our Class A common stock in a manner unrelated to our long-term operating performance.

    E-COMMERCE. We did not begin selling merchandise from the dELiA*s catalog on the Internet until May 1998. As a result, our Internet business has generated substantially all of its revenues since that time. You must consider the risks and difficulties that we will encounter as an early-stage company in the new and rapidly evolving e-commerce market. These risks include our ability to:

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

    - respond to technological changes in the industry; and

    - respond to changes in government regulation.

If we do not successfully manage these risks, our business will be materially adversely affected. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE ARE PARTY TO CLASS ACTION LITIGATION

    We are currently party to two purported class action litigations. The first was originally filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the

Securities Exchange Act of 1934 by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The second was originally filed as three separate complaints in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors in connection with the recombination of the iTurf Inc. and dELiA*s Inc. businesses. The actions were consolidated and an amended complaint was filed on January 19, 2001. The complaint alleges that dELiA*s and the members of the iTurf board of directors have breached their fiduciary duties to iTurf's public stockholders and that the exchange ratio was unfair to iTurf's public stockholders. This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages.

    We believe that the allegations are without substantial merit and intend to vigorously contest these actions. However, we can not predict at this time the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our business.

OUR GROWTH STRATEGY MAY PRESENT OPERATIONAL, MANAGEMENT AND INVENTORY CHALLENGES

    Our historical growth has placed significant demands on our management and other administrative, operational and financial resources. We intend to continue to pursue a growth-oriented strategy in our core dELiA*s business for the foreseeable future and our future operating results will largely depend on our ability to open and operate new retail stores, appropriately expand our Internet e-commerce business and manage a larger core dELiA*s business. Managing this growth will require us to continue to implement and improve our operations and financial and management information systems and to continue to expand, motivate and effectively manage our workforce. If we cannot manage this process effectively or grow our businesses as planned, we may not achieve our desired future operating results.

    Operation of a greater number of retail stores, expansion into new geographic or demographic markets and online expansion may present competitive and merchandising challenges that are different from those we currently encounter in our existing businesses. Such expansion will also require further investment in infrastructure and marketing for our direct and retail businesses. This investment will increase our operating expenses, which could have a material adverse effect on the results of our business if anticipated sales do not materialize, and may require us to seek additional capital. There can be no assurance that we will be able to obtain this financing on acceptable terms or at all.

    In addition, expansion of our retail and e-commerce businesses within our existing markets may adversely affect the individual financial performance of existing stores or catalog sales. Historically, efforts to increase Internet sales have reduced catalog sales. There can be no assurance that increased sales through our retail stores will not reduce catalog or Internet sales. Also, new stores may not achieve sales and profitability levels consistent with existing stores.

    Furthermore, as our sales increase, we anticipate maintaining higher inventory levels. This anticipated increase in inventory levels will expose us to greater risk of excess inventories and inventory obsolescence, as well as increase our dependence on our vendors and exposure to their payment terms, all of which could have a material adverse effect on our business.

WE MAY FAIL TO ANTICIPATE AND RESPOND TO FASHION TRENDS AND THE TASTES OF OUR CUSTOMERS

    Our failure to anticipate, identify or react to changes in styles, trends or brand preferences of our customers may result in lower revenue from reduced sales and promotional pricing. Our success depends, in part, on our ability to anticipate the frequently-changing fashion tastes of our customers and to offer merchandise and services that appeal to their preferences on a timely and affordable basis. If we were to misjudge our offerings, our image with our customers would be materially adversely affected. Poor customer reaction to our products or our failure to source these products effectively would have a material adverse effect on our business.

WE RELY ON THIRD-PARTY VENDORS FOR MERCHANDISE

    Our business depends on the ability of third-party vendors to provide us with current-season, brand-name apparel and merchandise at competitive prices, in sufficient quantities and of acceptable quality. No vendor accounted for more than 2% of our core dELiA*s sales in fiscal 2000. We do not have long-term contracts with any supplier and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use have limited resources, production capacities and operating histories. As a result, we are subject to the following risks, which could have a material adverse effect on our business:

    - our key vendors may fail or be unable to expand with us;

    - we may lose one or more key vendors;

    - our current vendor terms may be changed to require increased payments in advance of delivery, and we may not be able to fund such payments through our current credit facility; or

    - our ability to procure products may be limited.

    It is our current strategy to increase the percentage of our goods designed and manufactured to our specifications and to source this merchandise from independent factories. To the extent we concentrate our sourcing with fewer manufacturers, we may increase our exposure to failed or delayed deliveries, which could have a material adverse effect on our business.

    Furthermore, as part of our move towards more private-label merchandise, we are likely to source an increasing proportion of our goods from factories in the Far East and Latin America. These goods will be subject to existing or potential duties, tariffs or quotas that may limit the quantity of some types of goods which may be imported into the United States from countries in those regions. We will increasingly compete with other companies for production facilities and import quota capacity. Sourcing more merchandise abroad will also subject our business to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks and local political issues. Our future performance will be subject to these factors, which are beyond our control. Although a diverse domestic and international market exists for the kinds of merchandise sourced by us, there can be no assurance that these factors would not have a material adverse effect on our results of operations. We believe that alternative sources of supply would be available in the event of a supply disruption in one or more regions of the world. However, we do not believe that, under current circumstances, entering into committed alternative supply arrangements is warranted, and there can be no assurance that alternative sources would in fact be available at any particular time.

OUR CHIEF EXECUTIVE OFFICER HOLDS SUBSTANTIAL EQUITY IN THE COMPANY AND MAY USE HIS INFLUENCE IN WAYS THAT ARE NOT CONSISTENT WITH THE INTERESTS OF OTHER STOCKHOLDERS

    Stephen I. Kahn, our chief executive officer, holds or has the right to vote in the aggregate approximately 32% of our Class A common stock, net of treasury stock and stock held by subsidiaries. Accordingly, Mr. Kahn may have substantial influence over the company and may exercise his influence in ways that might not be consistent with the interests of other stockholders.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING KEY PERSONNEL

    Our success will depend on the continued service of our key technical, sales and senior management personnel. Loss of the services of our senior management personnel, including Stephen I. Kahn, Chairman of our board of directors and Chief Executive Officer, Christopher C. Edgar, Vice Chairman, Evan Guillemin, President, and Dennis Goldstein, Chief Financial Officer, or other key employees would have a material adverse effect on our business.

    Competition for employees in our industries is intense. As a result, we have in the past experienced, and we expect to continue to experience, difficulty hiring and retaining skilled employees with appropriate qualifications.

WE MAY NOT BE ABLE TO ATTRACT NEW CUSTOMERS TO REPLENISH OUR CUSTOMER BASE

    Our customers are primarily teens and young adults. As these individuals age beyond their teens, they may no longer purchase products aimed at younger individuals. Accordingly, we must constantly update our marketing efforts to attract new, prospective teen and young adult customers. Failure to attract new customers would have a material adverse effect on our business.

OUR CATALOG RESPONSE RATES MAY DECLINE

    Catalog response rates usually decline when we mail additional catalog editions within the same fiscal period. Response rates also decline in geographic regions where we open new stores. As we open additional new stores, we expect aggregate catalog response rates to decline further. In addition, as we continue to increase the number of catalogs distributed or mail our catalogs to a broader group of new potential customers, we have observed that these new potential customers respond at lower rates than existing customers have historically responded. These trends in response rates have had and are likely to continue to have a material adverse effect on our rate of sales growth and on our profitability and could have a material adverse effect on our business.

OUR INDUSTRIES ARE HIGHLY COMPETITIVE

    The apparel and accessories industry is highly competitive, and we expect competition to increase. As a result of this competition, we may experience pricing pressures, increased marketing expenditures and loss of market share, which would have a material adverse effect on our business.

    We compete with traditional department stores, as well as specialty retailers, for teen and young adult customers. We also compete with other direct marketers and e-commerce companies, some of which may specifically target our customers; we expect competition from e-commerce companies to continue to increase because of the relative ease with which new Web sites can be developed. In addition, because there are few barriers to entry in the teen apparel and accessories market, we could face competition from manufacturers of apparel and accessories, including our current vendors, who could market their products directly to retail customers or make their products more readily available in competitor catalogs, Web sites and retail stores.

    We cannot assure you that we will be able to compete successfully with these companies or that competitive pressures will not materially and adversely affect our business. We believe that our ability to compete depends upon many factors, including the following:

    - the market acceptance of our e-commerce site;

    - the success of our brand building and sales and marketing efforts;

    - the performance, price and reliability of services developed by us or our competitors; and

    - the effectiveness of our customer service and support efforts.

    Many of our competitors are larger and have substantially greater financial, distribution and marketing resources than us. Our competitors may develop products or services that are equal or superior to, or achieve greater market acceptance than, ours. Our competitors could also enter into exclusive distribution arrangements with our vendors and deny us access to these vendors' products. These factors may have a material adverse effect on our business.

THE EXPECTED BENEFITS OF OUR RECENT MERGER MAY NOT BE REALIZED

    The success of the recent recombination of our Internet, catalog and retail businesses will depend, in part, on our ability to realize growth opportunities and synergies from combining the businesses of the two companies. Although we expect the merger to affect our stockholders positively, we may not realize the anticipated benefits of the merger. We believe that we will reduce some administrative overhead costs by combining the two companies, but these savings are not expected to have a material effect on our results of operations. Moreover, some of the synergies we hope to exploit are strategic and, by nature, speculative. For example, we hope to improve catalog productivity through targeted e-mails, but there is no definitive evidence that targeted e-mails will improve our sales productivity or allow us to distribute fewer catalogs.

WE RELY ON INFORMATION AND TELECOMMUNICATIONS SYSTEMS, WHICH ARE SUBJECT TO DISRUPTION

    The success of our direct marketing and retail store businesses depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis, and to purchase and promote products, manage inventory, ship products, manage sales and marketing and maintain efficient operations through our telephone and management information systems. In addition, the success of our e-commerce business depends, in part, on our ability to provide a consistently prompt and user-friendly experience to our customers, with a minimum of technical delays or disruptions.

    Our operations therefore depend on our ability to maintain our computer and telecommunications systems and equipment in effective working order. Any sustained or repeated system failure or interruption would have a material adverse effect on sales and customer relations.

    Unanticipated problems affecting our systems have caused from time to time in the past, and in the future could cause, disruptions in our services. These system interruptions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require or from events such as fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse occurrences. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business.

STRIKES OR OTHER SERVICE INTERRUPTIONS AFFECTING THIRD-PARTY SHIPPERS WOULD IMPACT OUR ABILITY TO DELIVER MERCHANDISE ON A TIMELY BASIS

    We rely on third-party shippers, including the United States Postal Service, United Parcel Service and Airborne Express, to ship merchandise to our customers. Strikes or other service interruptions affecting our shippers would affect our ability to deliver merchandise on a timely basis and could have a material adverse effect on our business.

WE DEPEND ON THE STORAGE OF PERSONAL INFORMATION ABOUT OUR CUSTOMERS, AND PROPOSED LEGISLATION MAY LIMIT OUR ABILITY TO CAPTURE AND USE SUCH CUSTOMER INFORMATION

    Web sites typically place identifying data, or "cookies," on a user's hard drive without the user's knowledge or consent. dELiAs.cOm and other Web sites use cookies for a variety of reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts.

    Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. Furthermore, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of information regarding Internet users. Any of these actions may limit our ability to collect and use information about our customers, which could have a material adverse effect on our business.

    Recently, there has been increasing public concern regarding the compilation, use and distribution of information about teens and children. Federal legislation has been introduced in the U.S. Congress that proposes restrictions on persons, principally list brokers, that sell, purchase or otherwise use for commercial purposes personal information about teens under the age of 16 and children. List brokerage is not currently a material part of our business but we do market to persons whose names are derived from purchased or rented lists. We may increase our use of purchased and rented lists or, in the future, decide to increase our list brokerage business. Consequently, the proposed legislation, or other similar laws or regulations that may be enacted, could impair our ability to collect customer information, use that information in the course of our business or profit from future plans to sell customer information, which could have a material adverse effect on our business.

WE MAY BECOME SUBJECT TO CURRENCY, POLITICAL, TAX AND OTHER UNCERTAINTIES AS WE EXPAND INTERNATIONALLY

    We distribute our dELiA*s catalogs in Japan and Canada and plan to explore distribution opportunities in other international markets. Our dELiAs.cOm Web site are visited by a global audience. Our international business is subject to a number of risks of doing business abroad, including:

    - fluctuations in currency exchange rates;

    - the impact of recessions in economies outside the United States;

    - regulatory and political changes in foreign markets;

    - reduced protection for intellectual property rights in some countries;

    - potential limits on the use of some of our vendors' trademarks outside the United States;

    - exposure to potentially adverse tax consequences or import/ export quotas;

    - opening and managing distribution centers abroad;

    - inconsistent quality of merchandise and disruptions or delays in shipping; and

    - difficulties in developing customer lists and marketing channels.

    Furthermore, expansion into new international markets may present competitive and merchandising challenges different from those we currently face. We cannot assure you that we will expand internationally or that any such expansion will result in profitable operations.

WE MAY BE REQUIRED TO COLLECT SALES TAX

    At present, we do not collect sales or other similar taxes in respect of direct shipments of goods to consumers into most states. However, various states have sought to impose state sales tax collection obligations on out-of-state direct mail companies. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the direct sale of our merchandise would have a material adverse effect on our business.

WE MAY NOT BE ADEQUATELY PROTECTED AGAINST INFRINGEMENT OF OUR INTELLECTUAL PROPERTY, WHICH IS ESSENTIAL TO OUR BUSINESS

    We regard our service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality, license and other agreements with employees, customers, strategic partners and others to protect our proprietary rights, and have also pursued and applied for the registration of our trademarks and service marks in the United States. The steps we have taken to protect our intellectual property may not be adequate, and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available.

WE MAY BECOME SUBJECT TO LIABILITY FOR INFRINGING THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS

    From time to time we receive complaints that we have infringed on third-party intellectual property rights. Our reliance on independent vendors makes it difficult to guard against infringement and we have occasionally agreed to refrain from selling some merchandise at the request of third parties alleging infringement. To date, these claims have not had a material adverse effect on our business. However, future infringement claims, if directed at key items of our merchandise or our material intellectual property, could have a material adverse effect on our business.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN POSTAGE AND PAPER EXPENSES

    Significant increases in paper or catalog delivery costs would have a material adverse effect on our business.

THE PRICE OF OUR CLASS A COMMON STOCK COULD BE EXTREMELY VOLATILE

    The market price of our Class A common stock has fluctuated in the past and may continue to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation, which could have material adverse effects on our business.

DELAWARE LAW AND OUR ORGANIZATIONAL DOCUMENTS AND STOCKHOLDER RIGHTS PLAN MAY INHIBIT A TAKEOVER

    Provisions of Delaware law, our Restated Certificate of Incorporation or our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

    In addition, our board of directors has adopted a stockholder rights plan, the purpose of which is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to all of our stockholders. The rights plan may have the effect of dissuading a potential acquirer from making an offer for our Class A common stock at a price that represents a premium to the then current trading price.

WE MAY BE EXPOSED TO POTENTIAL LIABILITY OVER PRIVACY CONCERNS

    Despite the display of our privacy policy on our dELiAs.cOm Web site, any penetration of our network security or misappropriation of our customers' personal or credit card information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation, which could divert management's attention from the operation of our business and result in the imposition of significant damages.

    In addition, the Federal Trade Commission and several states have investigated the use by Internet companies of personal information. In 1998, the U.S. Congress enacted the Children's Online Privacy Protection Act of 1998. The Federal Trade Commission recently promulgated final regulations interpreting this act. We depend upon collecting personal information from our customers and we believe that the regulations under this act will make it more difficult for us to collect personal information from some of our customers. Any failure to comply with this act may make us liable for substantial fines and other penalties. We could also incur expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD CREATE ADDITIONAL BURDENS TO DOING BUSINESS ON THE INTERNET

    Laws and regulations applicable to Internet communications, commerce and advertising are becoming more prevalent. The adoption or modification of laws or regulations applicable to the Internet could adversely affect our business. The law governing the Internet, however, remains largely unsettled.

    Although our online transmissions generally originate in New York, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers. The interpretation or enactment of any of these types of laws or regulations may impose burdens on our business.

THIRD-PARTY INTERNET PROVIDERS MAY EXPERIENCE SYSTEM FAILURES THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

    Our customers depend on Internet service providers and Web site operators for access to our Web site. Some of these groups have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause customers to perceive our Web site as not functioning properly and therefore cause them to stop using our e-commerce services, which could have a material adverse effect on our business.

A DECREASE IN THE GROWTH OF WEB USAGE OR INADEQUATE INTERNET INFRASTRUCTURE WOULD ADVERSELY AFFECT OUR BUSINESS

    The Internet industry is new and rapidly evolving. A decrease in the growth of Web usage would have a material and adverse effect on our business. Some of the factors that may inhibit growth in Web usage are:

    - inadequate Internet infrastructure;

    - security and privacy concerns;

    - inconsistent quality of service; and

    - unavailability of cost-effective, high-speed service.

    The success of our dELiAs.cOm Web site depends upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Web may decline as the number of users increases or the bandwidth requirements of users increase. The Web has experienced a variety of outages due to damage to portions of its infrastructure. If outages or delays frequently occur in the future, Web usage, including usage of our dELiAs.cOm Web site, could grow slowly or decline. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly.

WEB SECURITY CONCERNS COULD HINDER ONLINE COMMERCE

    The need to transmit confidential information such as credit card and other personal information securely over the Internet has been a significant barrier to online commerce. Any publicized compromise of security could deter people from accessing the Web or from using it to transmit confidential information. These security concerns could reduce our market for online commerce. We may also incur significant costs to protect ourselves against the threat of problems caused by security breaches.

THE LOSS OF OR CHANGE IN OUR DOMAIN NAME COULD RESULT IN A REDUCTION IN BRAND AWARENESS AMONG OUR CUSTOMERS

    The regulation of domain names in the United States and in foreign countries is expected to change in the near future. As a result, we cannot assure you that we will be able to acquire or maintain our dELiAs.cOm Internet domain name in all countries in which we conduct business, which could reduce brand awareness among our customers.

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

WE MAY NOT BE ABLE TO SELL THE GURL BUSINESS IN A TIMELY MANNER OR AT PRICES WE CONSIDER APPROPRIATE

    We plan to sell our gURL Internet community property. We do not expect that the proceeds from a sale will be material. However, if we fail to sell the gURL business in a timely manner, the operating losses of that business will adversely affect our consolidated results of operations and cash flows.

ITEM 2.  PROPERTIES

    The following table sets forth information regarding our principal facilities, excluding retail stores. Except for the property in Hanover, PA, which we purchased during fiscal 1999, all such facilities are leased. We believe our facilities are well maintained and in good operating condition.

                                                                         APPR. SQ.        LEASE
LOCATION                                         USE                      FOOTAGE    EXPIRATION DATE
--------                      -----------------------------------------  ---------   ---------------
New York, NY...............   Corporate offices                            45,000         2007

New York, NY*..............   iTurf offices                                25,000         2011

Long Island City, NY.......   Call center                                  25,000         2010

                              Warehouse, fulfillment and distribution
Hanover, PA................   center                                      400,000           --

Foster City, CA*...........   Storybook Heirlooms offices                  20,000         2001

Hayward, CA*...............   Storybook Heirlooms distribution center      33,000         2003

------------------------

* In connection with our restructuring efforts, we are currently negotiating to terminate these leases or to sublet the space.

ITEM 3.  LEGAL PROCEEDINGS

    In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc., certain of its officers and directors and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under
Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 26, 2001. We intend to vigorously defend against this action. While an estimate of the possible range of loss can not be made, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

    Between August 17 and August 25, 2000, three purported class action complaints on behalf of a subsidiary's stockholders were filed in Delaware Chancery Court against the subsidiary, dELiA*s Inc. and each of the subsidiary's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A.
No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of the subsidiary's board of directors breached their fiduciary duties to the subsidiary's public stockholders and that the merger exchange ratio was unfair to the subsidiary's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages. On April 3, 2001, we filed a motion to dismiss the lawsuit. Although we believe that the allegations of the complaint are without substantial merit and intend to vigorously contest this action, we can not predict at this time the outcome of any litigation or the possible range of loss or whether the resolution of the litigation could have a material adverse effect on our business.

    In the first quarter of fiscal 2001, we were served with a purported class action complaint alleging that we improperly collected sales tax from residents of New York State. We intend to vigorously defend against this action. While an estimate of the possible range of loss can not be made, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SPECIAL MEETING OF ITURF INC.

    A special meeting in lieu of an annual meeting of stockholders of iTurf Inc. was held on November 17, 2000, for the purpose of considering and voting upon the following matters:

    (i) a proposal to approve and adopt the Agreement and Plan of Merger, dated as of August 16, 2000, as amended October 12, 2000, among iTurf Inc., iTurf Breakfast Corp. and dELiA*s Inc. pursuant to which each outstanding share of common stock of dELiA*s Inc. would be converted into 1.715 shares of Class A common stock of iTurf Inc.

    (ii) an amendment to iTurf's certificate of incorporation through which:

       a. iTurf would increase the number of authorized shares of iTurf's common stock and designate additional shares of Class A common stock,

       b.  iTurf would change its name to dELiA*s Corp., and

       c. iTurf would provide that, upon any transfer of shares of iTurf's Class B common stock, the transferred shares will lose their voting rights, unless the transfer is first approved by a majority of iTurf's outstanding shares entitled to vote.

   (iii) An amendment to iTurf's 1999 Amended and Restated Stock Incentive Plan to provide for automatic increases in 2002 and 2003 of the number of shares of iTurf's Class A common stock authorized to be issued under that plan.

    (iv) The re-election of Christopher C. Edgar and Evan Guillemin as Class A directors of iTurf.

    (v) The ratification of the appointment of Ernst & Young LLP as iTurf's independent auditors.

    (vi) Authority to vote on such other business as may properly come before the meeting.

    Management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's proposals and nominees, and all such proposals were adopted and nominees elected.

    With respect to the proposal to approve and adopt the Agreement and Plan of Merger, the number of shares of common stock voted was as follows:

   FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
----------   --------   --------   ----------------
73,203,206   122,215     6,600        3,306,649

    With respect to the proposal to amend the Certificate of Incorporation of iTurf, the number of shares of common stock voted was as follows:

   FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
----------   --------   --------   ----------------
73,173,109   135,586     22,426       3,306,649

    With respect to the proposal to amend iTurf's 1999 Amended and Restated Stock Incentive Plan, the number of shares of common stock voted was as follows:

   FOR       AGAINST    ABSTAIN    BROKER NON-VOTES
----------   --------   --------   ----------------
72,755,340   554,366     21,415       3,306,649

    With respect to the re-election of Mr. Edgar and Mr. Guillemin as Class A directors of iTurf, the number of shares of common stock voted was as follows:

DIRECTOR                                           FOR       AGAINST    ABSTAIN
--------                                        ----------   --------   --------
Christopher C. Edgar..........................  76,691,655   120,252    289,647
Evan Guillemin................................  76,702,305   109,502    289,647

    The terms of office of directors Thomas R. Evans, Stephen I. Kahn, Bruce Nelson, Timothy U. Nye, Beth Vanderslice and Douglas R. Platt continued after the meeting.

    With respect to the ratification of the appointment of Ernst & Young LLP as iTurf's independent auditors, the number of shares of common stock voted was as follows:

   FOR       AGAINST    ABSTAIN
----------   --------   --------
76,735,756   113,323    252,475

    With respect to authority to vote on other business as may properly come before the meeting, the number of shares of common stock voted was as follows:

   FOR       AGAINST    ABSTAIN
----------   --------   --------
76,465,195   325,956    310,403

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Since our November 20, 2000 merger, our Class A common stock has traded on the NASDAQ National Market under the symbol DLIA. Prior to that date, iTurf Inc. Class A common stock was traded on the NASDAQ National Market under the symbol TURF while dELiA*s Inc. common stock was traded on the NASDAQ National Market under the symbol DLIA. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated for dELiA*s Corp. Class A common stock since the merger and iTurf Inc. Class A common stock prior to November 20, 2000. These quotations reflect interdealer prices without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                              HIGH       LOW
                                                            --------   --------
FISCAL YEAR ENDED JANUARY 29, 2000
  1st Quarter.............................................  $66.000    $26.000
  2nd Quarter.............................................   41.125     13.250
  3rd Quarter.............................................   15.375      9.438
  4th Quarter.............................................   24.250      9.875
FISCAL YEAR ENDED FEBRUARY 3, 2001
  1st Quarter.............................................  $ 13.75    $ 4.313
  2nd Quarter.............................................    5.375      2.500
  3rd Quarter.............................................    3.625      0.625
  4th Quarter.............................................    3.719      0.500

    On April 16, 2001, there were 208 holders of record of our common stock and approximately 7,000 beneficial owners of our common stock.

DIVIDEND INFORMATION

    Since inception, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement with Congress Financial Corporation prohibits us from paying dividends.

SALES OF UNREGISTERED SECURITIES IN THE FOURTH QUARTER OF FISCAL 2000

    None.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial information set forth below has been derived from our consolidated financial statements. The following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this report. All applicable information has been restated to give effect to our 1996 conversion from a limited liability company to a C corporation in connection with our initial public offering and our December 1997 acquisition of TSI Soccer Corporation, which was accounted for as a pooling of interests. Pro forma net income is computed for fiscal 1996 to reflect the effect of pro forma tax provisions related to our 1996 conversion to a C corporation. In addition, all net income (loss) per share amounts for periods prior to the November 2000 merger of dELiA*s Inc. and iTurf Inc. have been retroactively adjusted to reflect the merger exchange ratio by multiplying the number of dELiA*s Inc. shares by 1.715.

                                          FISCAL 1996   FISCAL 1997   FISCAL 1998   FISCAL 1999   FISCAL 2000
                                          -----------   -----------   -----------   -----------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales.............................    $54,224      $113,049      $158,364      $190,772      $215,065
  Cost of sales.........................     28,291        57,811        78,368       108,148       119,258
                                            -------      --------      --------      --------      --------
  Gross profit..........................     25,933        55,238        79,996        82,624        95,807
  Selling, general and administrative
    expenses............................     22,194        47,943        71,711       124,339       155,503
  Merger and restructuring charges......                    1,614            --        23,668        29,205
  Gain on subsidiary IPO and sale of
    subsidiary stock....................         --            --                     (78,117)           --
  Minority interest.....................         --            --                      (4,865)      (20,812)
  Other expense (income), net...........       (103)       (1,201)         (962)       (2,429)         (316)
                                            -------      --------      --------      --------      --------
  Income (loss) before income taxes.....      3,842         6,882         9,247        20,028       (67,773)
  Provision (benefit) for income
    taxes...............................       (351)        2,456         3,405         9,070        11,942
                                            -------      --------      --------      --------      --------
  Net income (loss).....................    $ 4,193      $  4,426      $  5,842      $ 10,958      $(79,715)
                                            =======      ========      ========      ========      ========
  Basic net income (loss) per share.....    $  0.23      $   0.20      $   0.25      $   0.45      $  (2.98)
                                            =======      ========      ========      ========      ========
  Diluted net income (loss) per share...    $  0.23      $   0.20      $   0.24      $   0.42      $  (2.98)
                                            =======      ========      ========      ========      ========
  Pro forma net income (loss)...........    $ 2,257
                                            -------
  Pro forma basic and diluted net income
    (loss) per share....................    $  0.13
                                            =======
  Shares used in the calculation of
    basic net income (loss) per share...     17,968        22,194        23,631        24,550        26,744
                                            =======      ========      ========      ========      ========
  Shares used in the calculation of
    diluted net income (loss) per
    share...............................     18,005        22,437        24,555        26,377        26,744
                                            =======      ========      ========      ========      ========

BALANCE SHEET DATA AT END OF FISCAL
  YEAR:
  Cash and cash equivalents.............    $21,717      $  4,485      $ 10,981      $ 24,985      $ 10,121
  Working capital.......................     19,099        37,959        25,480        83,952        14,082
  Total assets..........................     32,660        64,572        82,144       184,040        85,043
  Total stockholders' equity............     21,024        44,144        63,607        82,921        20,156

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "ITEM 6--SELECTED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION PRESENTED, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND UNDER "ITEM 1--BUSINESS--RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

OVERVIEW

    Through our catalogs, retail stores and Web sites, we market apparel, accessories and home furnishings, as well as other goods and services, primarily to teen girls and young women.

    MERGER, RESTRUCTURING AND OTHER NON-CASH CHARGES. During fiscal 2000, dELiA*s Inc. and iTurf Inc. merged and we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The restructuring of our businesses included the following initiatives:

    - the recombination of dELiA*s Inc. and iTurf Inc., in order to allow us, among other things, to manage the catalog and e-commerce components of our dELiA*s Direct business segment better;

    - the completion of the shutdown of our Screeem! and Jean Country retail stores in accordance with our fiscal 1999 plan;

    - the liquidation of our Droog direct business, which we substantially completed in fiscal 2000;

    - the sale on February 1, 2001 of substantially all of the assets of our TSI Soccer direct business;

    - the sale on April 26, 2001 of the primary assets of our Storybook Heirlooms direct business;

    - the liquidation of the retail operations of TSI Soccer, which we expect to complete in the first half of fiscal 2001; and

    - the decision to exit our Internet community businesses, shutting down our OnTap business and iTurf.com Web site in fiscal 2000 and marketing our gURL and TheSpark.com businesses for sale; we completed the sale of the TheSpark.com businesses on March 19, 2001; we expect to complete the disposition of gURL in the second quarter of fiscal 2001.

    On November 20, 2000, iTurf Inc. and dELiA*s Inc. were recombined through the merger of dELiA*s Inc. into a wholly-owned subsidiary of iTurf Inc. We issued 1.715 shares of iTurf Class A common stock to dELiA*s Inc. stockholders for each outstanding share of dELiA*s Inc. common stock surrendered in the merger. All outstanding dELiA*s Inc. options and restricted stock were converted at the same exchange ratio. We renamed the parent company of the recombined business dELiA*s Corp. Because the former stockholders of dELiA*s Inc. owned more than 50% of dELiA*s Corp. after the merger, the transaction was accounted for as a "reverse acquisition" by dELiA*s Inc. of the minority interest in iTurf. In connection with the merger, deferred tax liabilities relating to earlier issuances of iTurf common stock were eliminated and the remaining net deferred tax asset was reserved with a current period tax charge of $19.8 million. The excess of the net assets acquired over the merger consideration, after the writeoff of the minority interest proportionate percentage of iTurf's noncurrent assets and an adjustment relating to our fiscal 2000 restructuring initiatives, was recorded as $20.7 million of "excess of fair value over purchase price" that will be amortized over five years.

    As a result of the "reverse acquisition" treatment, dELiA*s Corp. reports the historical results of dELiA*s Inc. for periods prior to the merger with all share and per share information, except for amounts on our Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity, retroactively adjusted to reflect the merger exchange ratio by multiplying the number of dELiA*s Inc. shares by 1.715. In presenting our shares outstanding and calculating loss per share for periods after the merger, we have assumed conversion on the merger date of all eligible shares of dELiA*s Inc. common stock.

    As a result of our merger and restructuring initiatives, our reportable segments have changed. We currently have two reportable segments: dELiA*s Direct (which includes the operations of our dELiA*s catalog and our dELiAs.cOm e-commerce site) and dELiA*s Retail. See Note 5 to our consolidated financial statements for disclosure of results by reportable segment.

    In connection with our merger and restructuring initiatives, we have recorded a net charge of $52.3 million, which is recorded as $29.2 million of merger and restructuring charges, a $19.8 million income tax charge and $3.3 million in cost of sales. During the first half of fiscal 2001, we expect to record additional restructuring charges for severance costs relating to the discontinued Internet community properties and the wind down and sale of the Storybook Heirlooms business.

    We also recorded $17.8 million of other significant non-cash charges during fiscal 2000:

    - $11.5 million for depreciation and amortization;

    - $4.6 million for compensation expense relating to the issuance of restricted stock; and

    - $1.7 million for the writeoff of fixed assets and other non-cash corporate charges.

    THESPARK.COM, INC. On February 15, 2000, we acquired TheSpark.com, Inc. The aggregate consideration paid consisted of newly issued shares of a subsidiary's Class A common stock and the right to receive additional consideration of up to $13.5 million in cash and/or stock in fiscal years 2001 and 2000 based on the achievement of certain performance goals. The transaction was accounted for under the purchase method of accounting with the results of operations included in our income statement from the date of acquisition and the excess of the aggregate purchase price over the fair market value of net assets acquired of $14.1 million allocated to goodwill. The goodwill was assigned a five-year life for amortization. In connection with this issuance of a subsidiary's common stock, we recorded $2.8 million as additional paid-in capital.

    On January 12, 2001, we entered into an agreement with representatives of the former stockholders of TheSpark.com, Inc. to amend our contingent obligations under the acquisition agreement. In exchange for a release from the original contingent obligations, we paid the former stockholders of TheSpark.com, Inc. $2.5 million in February 2001 and are obligated to issue to them on June 1, 2001 up to 2.0 million shares, subject to partial reduction for appreciation in the market value, of our Class A common stock. We also paid them $1.7 million in connection with our March 2001 sale of the TheSpark.com businesses. Finally, we agreed to pay them additional consideration of $1.5 million in cash or stock (at our option) in the first quarter of fiscal 2002.

    CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for construction of our dELiA*s retail stores. Our current plan is to open 10 dELiA*s retail stores during fiscal 2001, with related capital expenditures totaling $3.0 million.

    GENERAL MATTERS AFFECTING OUR CORE dELiA*s BUSINESS. The operating results of our ongoing dELiA*s business are subject to the following uncertainties, each of which is described in more detail under "Risk Factors" above:

    - access to financing to fund the operations and the expansion strategies of our business;

    - our ability to anticipate and respond to fashion trends;

    - timing and quantity of catalog and electronic mailings and customer response rates;

    - availability of acceptable store sites and lease terms and the possibility of increasing comparable store sales; and

    - other factors described in "Risk Factors."

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship of items from our Consolidated Statement of Operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                                      PERCENTAGE OF NET SALES
                                                              ---------------------------------------
                                                              FISCAL 1998   FISCAL 1999   FISCAL 2000
                                                              -----------   -----------   -----------
Net sales...................................................     100.0%        100.0%        100.0 %
Cost of sales...............................................      49.5          56.7          55.4
                                                                 -----         -----         -----
Gross profit................................................      50.5          43.3          44.6
Selling, general and administrative expenses................      45.3          65.2          72.3
Merger and restructuring charges............................        --          12.4          13.6
Gain on subsidiary IPO and sale of subsidiary stock.........        --         (40.9)           --
Minority interest...........................................        --          (2.6)         (9.7)
Interest and other income, net..............................      (0.6)         (1.3)         (0.1)
                                                                 -----         -----         -----
Income (loss) before income taxes...........................       5.8          10.5         (31.5)
Provision (benefit) for income taxes........................       2.1           4.8           5.6
                                                                 -----         -----         -----
Net income (loss)...........................................       3.7%          5.7%        (37.1)%
                                                                 =====         =====         =====

COMPARISON OF FISCAL YEARS 1999 AND 2000

    NET SALES. Net sales increased 12.7% to $215.1 million in fiscal 2000 from $190.8 million in fiscal 1999. The increase is primarily due to increases in our core dELiA*s-branded businesses, with increases of $28.2 million and $11.0 million in dELiA*s Retail and dELiA*s Direct, respectively. The increase in net sales in our dELiA*s Retail segment is primarily due to 14 new store openings and the increase in net sales in our dELiA*s Direct segment is primarily due to higher sales per catalog mailed. These increases were offset by decreases in our non-core businesses of $14.9 million, with a significant portion of that decrease relating to the closure of our Screeem! retail chain.

    GROSS MARGIN. Gross margin increased to 44.6% in fiscal 2000 from 43.3% in fiscal 1999. The increase is even greater when restructuring-related cost of sales charges of $3.3 million and $500,000 in fiscal 2000 and fiscal 1999, respectively, are excluded. The change represents significant improvements in both segments of our core dELiA*s-branded business. Gross margins for these segments improved more than 440 basis points on a combined basis to 47.8% in fiscal 2000 from 43.4% in fiscal 1999 due primarily to strong full price selling, particularly in the holiday season, as well as an increase in the proportion of our product that is being sold under the higher-margin dELiA*s label. These improvements were partially offset by gross margin declines in our non-core businesses.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $31.2 million, to $155.5 million or 72.3% of net sales in fiscal 2000 from $124.3 million or 65.2% of net sales in fiscal 1999. The increase primarily relates to our Internet and other non-core businesses, in particular to the increase in goodwill amortization associated with our acquisitions of

Internet businesses. In our dELiA*s-branded businesses, increases at dELiA*s Retail of $13.0 million, relating to the addition of 14 new stores, were partially offset by decreases at dELiA*s Direct in excess of $3.0 million.

    MERGER AND RESTRUCTURING CHARGES. During fiscal 2000, we recorded primarily non-cash charges of $29.2 million relating to our decision to focus exclusively on our core dELiA*s-branded business and the related merger. During fiscal 1999, we recorded a charge of $23.7 million in connection with our plans to close our Screeem! and Jean Country retail operations. These charges are in addition to the related charges included in cost of sales and income taxes.

    GAIN ON SUBSIDIARY IPO AND SALE OF SUBSIDIARY STOCK. In connection with the April 1999 iTurf initial public offering, we recognized a one-time pre-tax gain of approximately $70.1 million. During the fourth quarter of fiscal 1999, we recorded an additional $8.0 million pre-tax gain on our sale of 1,075,000 shares of iTurf stock for cash.

    MINORITY INTEREST. For the period that iTurf Inc. was not wholly-owned by dELiA*s, we reflected the outside ownership of iTurf as minority interest.

    INTEREST AND OTHER INCOME, NET. Interest and other income decreased to $300,000 in fiscal 2000 from $2.4 million in fiscal 1999 due to the sale of marketable securities, increased interest expense due to additional borrowings and a one-time loss in fiscal 2000 on an investment in an Internet business.

    INCOME TAXES. In accounting for the November 2000 merger of dELiA*s Inc. and iTurf Inc., deferred tax liabilities relating to earlier issuances of iTurf common stock were eliminated and the remaining net deferred tax asset was reserved with a current period non-cash tax charge of $19.8 million.

COMPARISON OF FISCAL YEARS 1998 AND 1999

    NET SALES. Net sales increased approximately $32.4 million, from $158.4 million in fiscal 1998 to $190.8 million in fiscal 1999. The increase was a result of new stores, new catalog titles and the growth in Internet sales, some of which was a shift from our catalog channel.

    GROSS MARGIN. Gross margin decreased from 50.5% in fiscal 1998 to 43.3% in fiscal 1999. The decrease in gross margin was primarily due to greater markdowns and increased promotions at dELiA*s and iTurf, liquidations at our Screeem! stores in connection with our restructuring and increased freight costs. The decrease also reflects a cost of sales charge of $500,000 in fiscal 1999 relating to our Screeem! restructuring.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $52.6 million, from $71.7 million in fiscal 1998 to $124.3 million in fiscal 1999. Selling, general and administrative expenses increased as a percentage of net sales from 45.3% in fiscal 1998 to 65.2% in fiscal 1999. The increase in selling, general and administrative expenses was primarily due to expansion of our Internet and retail businesses, as well as expenses for greater catalog circulation. In addition, lower dELiA*s catalog sales were not accompanied by a direct reduction in expenses.

    RESTRUCTURING CHARGE. During fiscal 1999, we recorded a charge of approximately $23.7 million in connection with our plans to close our Screeem! and Jean Country retail operations. These charges are in addition to the $500,000 restructuring-related charge included in cost of sales.

    GAIN ON SUBSIDIARY IPO AND SALE OF SUBSIDIARY STOCK. In connection with the April 1999 iTurf initial public offering, we recognized a one-time pre-tax gain of approximately $70.1 million. During the fourth quarter of fiscal 1999, we recorded an additional $8.0 million pre-tax gain on our sale of 1,075,000 shares of iTurf stock for cash.

    MINORITY INTEREST. For the period that iTurf Inc. was not wholly-owned by dELiA*s, we reflected the outside ownership of iTurf as minority interest.

    INTEREST AND OTHER INCOME, NET. The significant increase in interest and other income from $1.0 million in fiscal 1998 to $2.4 million in fiscal 1999 relates to the purchase of marketable securities with the proceeds of the iTurf initial public offering, offset in part by increased interest expense due to additional borrowings.

    INCOME TAXES. The increase in our effective income tax rate from 37% of pre-tax income in fiscal 1998 to 45% of pre-tax income in fiscal 1999 relates primarily to iTurf losses. Although iTurf was consolidated in the dELiA*s Inc. fiscal 1999 financial statements for reporting purposes, iTurf was not included in our consolidated group for tax purposes from the time of its initial public offering in April 1999 until the November 2000 merger, and the deferred tax assets arising from its net operating loss for that period were fully reserved.

SELECTED QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

                                                                         FISCAL QUARTER ENDED
                                     --------------------------------------------------------------------------------------------
                                      MAY 1,    JULY 31,    OCT. 30,    JAN. 29,    APRIL 29,    JULY 29,    OCT. 28,    FEB. 3,
                                       1999       1999        1999        2000         2000        2000        2000        2001
                                     --------   ---------   ---------   ---------   ----------   ---------   ---------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................   $ 41,812    $33,375     $48,085     $67,500     $ 49,057    $ 37,295    $ 52,332    $ 76,381
Cost of sales.....................     23,023     20,450      25,776      38,899       25,792      21,122      29,089      43,255
                                     --------    -------     -------     -------     --------    --------    --------    --------
Gross profit......................     18,789     12,925      22,309      28,601       23,265      16,173      22,243      33,126
Selling, general and
  administrative expenses.........     23,750     23,908      32,395      44,286       39,003      35,142      38,183      43,174
Restructuring charge..............     22,907         --          --         761           --          --      20,641       8,564
Gain on subsidiary IPO and sale of
  subsidiary stock................    (70,091)                    --      (8,026)          --          --          --          --
Minority interest.................          8       (493)     (2,125)     (2,255)      (3,901)     (4,687)    (11,823)       (401)
Interest and other income, net....       (140)    (1,027)       (703)       (559)        (667)       (414)        184         581
                                     --------    -------     -------     -------     --------    --------    --------    --------
Income (loss) before income
  taxes...........................     42,355     (9,463)     (7,258)     (5,606)     (11,170)    (13,869)    (23,942)    (18,792)
Provision (benefit) for income
  taxes*..........................     17,519     (3,399)     (1,257)     (3,793)      (2,424)     (3,376)     18,729        (987)
                                     --------    -------     -------     -------     --------    --------    --------    --------
Net income (loss).................   $ 24,836    $(6,064)    $(6,001)    $(1,813)    $ (8,746)   $(10,493)   $(42,671)   $(17,805)
                                     ========    =======     =======     =======     ========    ========    ========    ========
Per share data:
Basic net income (loss) per
  share...........................   $   1.02    $ (0.25)    $ (0.24)    $ (0.07)    $  (0.35)   $  (0.42)   $  (1.71)   $  (0.55)
                                     ========    =======     =======     =======     ========    ========    ========    ========
Diluted net income (loss) per
  share...........................   $   0.91    $ (0.25)    $ (0.24)    $ (0.07)    $  (0.35)   $  (0.42)   $  (1.71)   $  (0.55)
                                     ========    =======     =======     =======     ========    ========    ========    ========
Shares used in calculation of
  basic net income (loss) per
  share...........................     24,406     24,576      24,597      24,621       24,873      24,928      24,928      32,247
Shares used in calculation of
  diluted net income (loss) per
  share...........................     27,382     24,576      24,597      24,621       24,873      24,928      24,928      32,247

                                                                       PERCENTAGE OF NET SALES
                                     --------------------------------------------------------------------------------------------
Net sales.........................      100.0 %    100.0 %     100.0 %     100.0 %      100.0 %     100.0 %     100.0 %     100.0 %
Cost of sales.....................       55.0       61.3        53.6        57.6         52.6        56.6        55.6        56.6
                                     --------    -------     -------     -------     --------    --------    --------    --------
Gross profit......................       45.0       38.7        46.4        42.4         47.4        43.4        44.4        43.4
Selling, general, administrative
  and merger related expenses.....       56.8       71.6        67.4        65.6         79.5        94.2        73.0        56.5
Restructuring charge..............       54.8         --                     1.1           --          --        39.4        11.2
Gain on subsidiary IPO and sale of
  subsidiary stock................     (167.6)        --          --       (11.9)                      --          --
Interest and other income, net....       (0.3)      (3.1)       (1.5)       (0.8)        (1.4)       (1.1)        0.3         0.8
Minority interest.................         --       (1.5)       (4.4)       (3.3)        (8.0)      (12.5)      (22.6)       (0.5)
                                     --------    -------     -------     -------     --------    --------    --------    --------
Income (loss) before income
  taxes...........................      101.3      (28.3)      (15.1)       (8.3)       (22.7)      (37.2)      (45.7)      (24.6)
Provision (benefit) for income
  taxes*..........................       41.9      (10.2)       (2.6)       (5.6)        (4.9)       (9.1)       35.8        (1.3)
                                     --------    -------     -------     -------     --------    --------    --------    --------
Net income (loss).................       59.4 %    (18.1)%     (12.5)%      (2.7)%      (17.8)%     (28.1)%     (81.5)%     (23.3)%
                                     ========    =======     =======     =======     ========    ========    ========    ========

------------------------------

* The income tax benefit for the fourth quarter of fiscal 1999 includes significant adjustments to estimates booked earlier in fiscal 1999.

    We experience seasonal and cyclical fluctuations in our revenues and results of operations. For example, sales of apparel, accessories and footwear are generally lower in the first half of each year. In addition, due to the cyclical nature of our businesses and our sensitivity to consumer spending patterns, purchases of apparel and accessories tend to decline during recessionary periods and may decline at other times. Consequently, our results of operations from quarter to quarter may become less comparable. Our quarterly results will also be affected by the timing of catalog mailings and promotions and may also fluctuate as a result of a number of other factors described in "Risk Factors." As a result of seasonal and cyclical patterns and these other factors, you should not rely on quarter-to-quarter comparisons of our results of operations as indicative of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operations was $37.0 million in fiscal 2000 compared to $36.5 million in fiscal 1999. This change primarily relates to increased operating losses in our non-core businesses partially offset by better management of working capital.

    Investing activities provided $21.8 million in fiscal 2000, primarily relating to net proceeds from our investments offset by capital expenditures, and used $65.0 million in fiscal 1999 for the purchase of marketable securities and capital expenditures. During fiscal 2001, we expect to make capital expenditures of approximately $4.0 million, primarily for the construction of new retail stores.

    Financing activities were not significant in fiscal 2000, while cash provided by financing activities of $115.5 million in fiscal 1999 relate primarily to the initial public offering of iTurf common stock and borrowings under our credit facility.

    In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a seven-year mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. On May 4, 2001, we received a waiver of the fixed charge coverage ratio covenant through August 6, 2003 in exchange for our agreement to make a principal payment of $2.0 million in May 2001 and to pay on August 6, 2003 the outstanding principal balance as of that date. The principal balance on the mortgage was $5.3 million and $5.2 million as of January 29, 2000 and February 3, 2001, respectively. Future mortgage principal payments, which reflect our May 2001 agreement with Allfirst, are as follows: fiscal
2001--$2.1 million; 2002--$100,000; and 2003--$3.0 million.

    On April 28, 2000, we entered into a three-year agreement with Congress Financial Corporation that amended and restated the terms of our previous credit agreement with First Union, the parent company of Congress. The Congress facility, as subsequently amended in connection with our merger and restructurings, consists of a revolving line of credit permitting us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the agreement are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants, with which we are in compliance, and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit. As of February 3, 2001, the remaining balance, which was classified as current, was $2.4 million, outstanding letters of credit were $1.4 million and unused available credit was $5.5 million. During fiscal 2000, the weighted average interest rate incurred on our credit agreement was 9.5%.

    We believe that our cash on hand and cash generated by operations, together with the funds available under our credit agreement and cash generated from the sale of assets, will be sufficient to meet our capital and operating requirements through fiscal 2001. Our future capital requirements depend on numerous factors, including, without limitation, the success of our marketing, sales and distribution efforts. Additional funds, if required, may not be available to us on favorable terms or at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to changes in interest rates primarily from our credit and mortgage arrangements.

    As of February 3, 2001, our investments are debt securities that are classified as held-to-maturity and carried at amortized cost, which also approximates market value based on quotes obtained from brokers for those instruments. Because our intention is to hold these investment to maturity, their value to us is not affected by changes in interest rates.

    Until recently, an interest rate hedge offset our outstanding mortgage debt. Therefore, we effectively paid a fixed interest rate on the mortgage and we were not exposed to interest rate risk. Effective May 4, 2001, we agreed to make a $2.0 million principal payment on the mortgage and terminated our interest rate hedge. As a result, we are subject to interest rate fluctuations on the remaining principal balance of the mortgage loan. However, based on the reduced principal balance, a change of 100 basis points in interest rates would not have a material effect on interest costs in fiscal 2001.

    We are also affected by interest rate changes to the extent that fluctuating rate loans are outstanding under our credit facility. Based on our outstanding balance of $2.4 million at February 3, 2001, a hypothetical 100 basis point increase in interest rates would not have a material effect on our interest costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

    (a) See Index to Financial Statements on page F-1.

       All schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

    (b) We filed the following reports on Form 8-K during the fourth quarter of fiscal 2000:

        (i) iTurf Inc. filed a current report on Form 8-K dated November 17, 2000 reporting Item 5. This report contained information relating to iTurf's special meeting of its stockholders to approve the merger with dELiA*s Inc.

        (ii) dELiA*s Corp. filed a current report on Form 8-K dated December 4, 2000 reporting Item 2. This report contained information on the merger of iTurf Inc. and dELiA*s Inc.

       (iii) dELiA*s Corp. filed a current report on Form 8-K/A dated December 11, 2000 reporting Item 7. This report contained information on the merger of iTurf Inc. and dELiA*s Inc.

        (iv) dELiA*s Corp. filed a current report on Form 8-K dated January 19, 2001 reporting Item 5. This report contained information on the adoption of a Shareholder Rights Plan.

    (c) See Exhibit Index immediately following Signature Page.

                                 dELiA*s CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
REPORTS OF INDEPENDENT AUDITORS.............................    F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of January 29, 2000 and
  February 3, 2001..........................................    F-4

Consolidated Statements of Operations for the fiscal years
  ended January 31, 1999, January 29, 2000 and February 3,
  2001......................................................    F-5

Consolidated Statements of Stockholders' Equity for the
  fiscal years ended January 31, 1999, January 29, 2000 and
  February 3, 2001..........................................    F-6

Consolidated Statements of Cash Flows for the fiscal years
  ended January 31, 1999, January 29, 2000 and February 3,
  2001......................................................    F-7

Notes to Consolidated Financial Statements..................    F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of dELiA*s Corp.

    We have audited the accompanying consolidated balance sheets of dELiA*s Corp. (the "Company") as of January 29, 2000 and February 3, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of dELiA*s Corp. as of January 29, 2000 and February 3, 2001 and the consolidated results of the Company's operations and cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
March 20, 2001,
except for Notes 4, 9 and 14,
as to which the date is May 4, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of dELiA*s Inc.
New York, New York

    We have audited the consolidated statements of operations, stockholders' equity, and cash flows of dELiA*s Inc. and subsidiaries (the "Company") for the fiscal year ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of dELiA*s Inc. and subsidiaries for the fiscal year ended January 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP

March 30, 1999
(April 14, 1999 as to Note 1 sentences 2 and 3)
New York, New York
                                 dELiA*s CORP.

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 29, 2000 AND FEBRUARY 3, 2001

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JANUARY 29, 2000    FEBRUARY 3, 2001
                                                              -----------------   -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................      $ 24,985            $ 10,121
  Short-term investments....................................        32,893              11,024
  Merchandise inventories...................................        28,322              19,974
  Assets held for sale......................................            --               3,334
  Deferred tax assets.......................................        12,063                  --
  Prepaid expenses and other current assets.................        15,014               9,850
                                                                  --------            --------
    Total current assets....................................       113,277              54,303

PROPERTY AND EQUIPMENT, NET.................................        35,483              30,145
LONG-TERM INVESTMENTS.......................................        11,024                  --
GOODWILL AND OTHER ASSETS...................................        24,256                 595
                                                                  --------            --------
TOTAL ASSETS................................................      $184,040            $ 85,043
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................      $ 21,643            $ 27,080
  Liabilities due to customers..............................         2,278               4,570
  Accrued restructuring.....................................         1,685               4,059
  Bank loan payable.........................................         3,000               2,361
  Other current liabilities.................................           719               2,151
                                                                  --------            --------
    Total current liabilities...............................        29,325              40,221

LONG-TERM DEBT AND CAPITAL LEASES...........................         6,756               4,770
DEFERRED TAX LIABILITIES....................................        23,901                  --
OTHER LONG-TERM LIABILITIES.................................           403                 513
EXCESS OF FAIR VALUE OVER PURCHASE PRICE....................            --              19,383
MINORITY INTEREST...........................................        40,734                  --

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; Authorized
    shares--1,000,000; Issued shares--none..................            --                  --
  Common stock, par value $.01 per share; Authorized
    shares--50,000,000; Issued shares--14,914,472 (including
    551,046 in treasury) and none, respectively.............           149                  --
  Class A Common stock, par value $.01 per share; Authorized shares--100,000,000; Issued shares--none and 38,267,035
    (including 1,685,580 in treasury), respectively.........            --                 383
  Class B Common stock, par value $.01 per share; Authorized shares--12,500,000; Issued shares--none and 11,425,000
    (all in treasury), respectively.........................            --                 114
  Additional paid-in capital................................        80,216              91,293
  Less common stock in treasury, at cost....................       (17,734)            (11,041)
  Deferred compensation.....................................            --              (1,168)
  Retained earnings (deficit)...............................        20,290             (59,425)
                                                                  --------            --------
    Total stockholders' equity..............................        82,921              20,156
                                                                  --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $184,040            $ 85,043
                                                                  ========            ========

                See notes to consolidated financial statements.

                                 dELiA*s CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

   FISCAL YEARS ENDED JANUARY 31, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          FISCAL
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
NET SALES...................................................  $158,364   $190,772   $215,065

COST OF SALES...............................................    78,368    108,148    119,258
                                                              --------   --------   --------

GROSS PROFIT................................................    79,996     82,624     95,807

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    71,711    124,339    155,503

MERGER AND RESTRUCTURING CHARGES (Notes 1 and 4)............        --     23,668     29,205

GAIN ON SUBSIDIARY IPO AND SALE OF SUBSIDIARY STOCK.........        --    (78,117)        --

MINORITY INTEREST...........................................        --     (4,865)   (20,812)

INTEREST AND OTHER INCOME, NET..............................      (962)    (2,429)      (316)
                                                              --------   --------   --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............     9,247     20,028    (67,773)

PROVISION FOR INCOME TAXES..................................     3,405      9,070     11,942
                                                              --------   --------   --------

NET INCOME (LOSS)...........................................  $  5,842   $ 10,958   $(79,715)
                                                              ========   ========   ========

BASIC NET INCOME (LOSS) PER SHARE...........................  $   0.25   $   0.45   $  (2.98)
                                                              ========   ========   ========

DILUTED NET INCOME (LOSS) PER SHARE.........................  $   0.24   $   0.42   $  (2.98)
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                 dELiA*s CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

   FISCAL YEARS ENDED JANUARY 31, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         dELiA*s INC.            dELiA*s CORP.           dELiA*s CORP.
                                         COMMON STOCK           CLASS A COMMON          CLASS B COMMON       ADDITIONAL
                                    ----------------------   ---------------------   ---------------------    PAID-IN     TREASURY
                                      SHARES       AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL      STOCK
                                    -----------   --------   ----------   --------   ----------   --------   ----------   --------
BALANCE, JANUARY 31, 1998.........   13,318,914    $ 133             --       --             --       --      $40,571           --
Deferred compensation.............           --       --             --       --             --       --           --           --
Issuance of common stock for
  acquisition.....................      817,501        8             --       --             --       --       13,242           --
Exercise of stock options.........       49,010        1             --       --             --       --          320           --
Net income........................           --       --             --       --             --       --           --           --
                                    -----------    -----     ----------     ----     ----------     ----      -------     --------
BALANCE, JANUARY 31, 1999.........   14,185,425      142             --       --             --       --       54,133           --

Issuance of common stock for
  acquisition.....................        5,000       --             --       --             --       --        1,396           --
Issuance of subsidiary common
  stock for acquisition...........           --       --             --       --             --       --        6,919           --
Cancellation of common stock......      (33,784)      --             --       --             --       --         (608)          --
Subsidiary purchase of
  dELiA*s Inc. common stock.......      551,046        5             --       --             --       --       17,729     $(17,734)
Exercise of stock options.........      206,785        2             --       --             --       --        1,199           --
Tax effect of equity
  transactions....................           --       --             --       --             --       --         (552)          --
Net income........................           --       --             --       --             --       --           --           --
                                    -----------    -----     ----------     ----     ----------     ----      -------     --------
BALANCE, JANUARY 29, 2000.........   14,914,472      149             --       --             --       --       80,216      (17,734)

Issuance of common stock in
  connection with acquisitions....      168,039        2             --       --             --       --           (2)          --
Issuance of subsidiary common
  stock for acquisition...........           --       --             --       --             --       --        2,802           --
Issuance of restricted stock,
  net.............................    1,628,775       16        (87,978)    $ (1)            --       --        2,760           --
Merger adjustments................  (16,714,786)   $(167)    38,353,738     $384     11,425,000     $114        5,477        7,516
Deferred compensation.............           --       --             --       --             --       --           --           --
Exercise of stock options.........        3,500       --          1,275       --             --       --           40           --
Stock repurchases.................           --       --             --       --             --       --           --         (823)
Net loss..........................           --       --             --       --             --       --           --           --
                                    -----------    -----     ----------     ----     ----------     ----      -------     --------
BALANCE, FEBRUARY 3, 2001.........           --       --     38,267,035     $383     11,425,000     $114      $91,293     $(11,041)
                                    ===========    =====     ==========     ====     ==========     ====      =======     ========


                                               RETAINED        TOTAL
                                    DEFERRED   EARNINGS    STOCKHOLDERS'
                                     COMP.     (DEFICIT)      EQUITY
                                    --------   ---------   -------------
BALANCE, JANUARY 31, 1998.........  $   (50)   $  3,490       $ 44,144
Deferred compensation.............       50          --             50
Issuance of common stock for
  acquisition.....................       --          --         13,250
Exercise of stock options.........       --          --            321
Net income........................       --       5,842          5,842
                                    -------    --------       --------
BALANCE, JANUARY 31, 1999.........       --       9,332         63,607
Issuance of common stock for
  acquisition.....................       --          --          1,396
Issuance of subsidiary common
  stock for acquisition...........       --          --          6,919
Cancellation of common stock......       --          --           (608)
Subsidiary purchase of
  dELiA*s Inc. common stock.......       --          --             --
Exercise of stock options.........       --          --          1,201
Tax effect of equity
  transactions....................       --          --           (552)
Net income........................       --      10,958         10,958
                                    -------    --------       --------
BALANCE, JANUARY 29, 2000.........       --      20,290         82,921
Issuance of common stock in
  connection with acquisitions....       --          --             --
Issuance of subsidiary common
  stock for acquisition...........       --          --          2,802
Issuance of restricted stock,
  net.............................   (3,784)         --         (1,009)
Merger adjustments................     (499)         --         12,825
Deferred compensation.............    3,115          --          3,115
Exercise of stock options.........       --          --             40
Stock repurchases.................       --          --           (823)
Net loss..........................       --     (79,715)       (79,715)
                                    -------    --------       --------
BALANCE, FEBRUARY 3, 2001.........  $(1,168)   $(59,425)      $ 20,156
                                    =======    ========       ========

                See notes to consolidated financial statements.

                                 dELiA*s CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

   FISCAL YEARS ENDED JANUARY 31, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001

                                 (IN THOUSANDS)

                                                                          FISCAL
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $  5,842   $ 10,958   $(79,715)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................     2,677      6,403     11,494
    Merger and restructuring charges........................        --     24,168     32,523
    Valuation allowance for deferred tax assets.............        --         --     19,768
    Gain on subsidiary IPO and sale of subsidiary stock.....        --    (78,117)        --
    Other non-cash corporate charges........................        --         --      1,651
    Non-cash compensation expense related to restricted
      stock.................................................        50         --      4,561
    Minority interest.......................................        --     (4,865)   (20,812)
    Deferred taxes..........................................       985     11,953     (7,495)
    Amortization of investments.............................       160       (473)      (524)
    Changes in operating assets and liabilities:
      Merchandise inventories...............................    (6,888)    (7,590)     2,413
      Prepaid expenses and other current assets.............    (7,176)    (3,888)     4,720
      Other assets..........................................    (1,007)       (71)       331
      Current liabilities...................................    (4,023)     5,111     (5,984)
      Long-term liabilities.................................       142        (49)       110
                                                              --------   --------   --------
Net cash used in operating activities.......................    (9,238)   (36,460)   (36,959)

INVESTING ACTIVITIES:
  Capital expenditures......................................    (6,158)   (21,009)   (10,805)
  Purchase of investment securities:
    Held-to-maturity........................................        --    (73,952)   (24,282)
    Available-for-sale......................................   (46,513)        --         --
  Other investments.........................................        --     (1,000)        --
  Proceeds from maturity or sale of investment securities:
    Held-to-maturity........................................    30,024     31,508     56,699
    Available-for-sale......................................    53,404         --         --
  Acquisitions, net of cash acquired (Note 2)...............   (15,203)      (547)       174
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........    15,554    (65,000)    21,786

FINANCING ACTIVITIES:
  Net proceeds from issuance of subsidiary common stock.....        --     97,496         --
  Disposition of subsidiary stock...........................        --     14,090         --
  Proceeds from sale of business............................        --         --      2,289
  Exercise of stock options (Note 11).......................       321      1,201         75
  Acquisition of treasury stock.............................        --         --       (823)
  Borrowings (repayments) under line of credit agreement....        --      3,000       (639)
  Principal payments on long-term debt and capital lease
    obligations.............................................      (141)      (323)      (594)
                                                              --------   --------   --------
Net cash provided by financing activities...................       180    115,464        308
                                                              --------   --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     6,496     14,004    (14,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     4,485     10,981     24,985
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 10,981   $ 24,985   $ 10,121
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                 dELiA*s CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 3, 2001

1.  BUSINESS AND BASIS OF PRESENTATION

    Through our catalogs, retail stores and Web sites, we market apparel, accessories and home furnishings, as well as other goods and services, primarily to teen girls and young women.

    On April 14, 1999, dELiA*s Inc. completed the initial public offering at $22 per share of 4.2 million shares or 28% of the common stock of iTurf Inc., its Internet-focused subsidiary. iTurf used $17.7 million of the total
$97.4 million in net offering proceeds to purchase from dELiA*s Inc. 945,044 shares (551,046 pre-merger shares) of dELiA*s Inc. common stock, which was treated as treasury stock in dELiA*s Inc.'s consolidations. In connection with the offering, dELiA*s Inc. recognized a pre-tax gain of approximately
$70.0 million. During the fourth quarter of fiscal 1999, dELiA*s Inc. sold an additional 1.1 million shares of iTurf stock for cash and recorded a related gain of $8.0 million. As a result of such sales of iTurf shares and iTurf's issuance of additional shares for acquisitions, dELiA*s Inc.'s ownership of iTurf had declined to 54% as of November 20, 2000.

    On November 20, 2000, iTurf Inc. and dELiA*s Inc. were recombined through the merger of dELiA*s Inc. into a wholly-owned subsidiary of iTurf Inc. We issued 1.715 shares of iTurf Class A common stock to dELiA*s Inc. stockholders for each outstanding share of dELiA*s Inc. common stock surrendered in the merger. All outstanding dELiA*s Inc. options and restricted stock were converted at the same exchange ratio. We renamed the parent company of the recombined business dELiA*s Corp. Because the former stockholders of dELiA*s Inc. owned more than 50% of dELiA*s Corp. after the merger, the transaction was accounted for as a "reverse acquisition" by dELiA*s Inc. of the minority interest in iTurf. In connection with the merger, deferred tax liabilities relating to earlier issuances of iTurf common stock were eliminated and the remaining net deferred tax asset was reserved with a current period tax charge (see Note 13) of $19.8 million. The excess of the net assets acquired over the merger consideration, after the writeoff of the minority interest proportionate percentage of iTurf's noncurrent assets and an adjustment relating to our fiscal 2000 restructuring initiatives (see Note 4), was recorded as $20.7 million of "excess of fair value over purchase price" that will be amortized over five years.

    As a result of the "reverse acquisition" treatment, dELiA*s Corp. reports the historical results of dELiA*s Inc. for periods prior to the merger with all share and per share information, except for amounts on our Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity, retroactively adjusted to reflect the merger exchange ratio by multiplying the number of dELiA*s Inc. shares by 1.715. In presenting our shares outstanding and calculating loss per share for periods after the merger, we have assumed conversion on the merger date of all eligible shares of dELiA*s Inc. common stock. References herein to "we," "our" and similar phrases and to "dELiA*s" refer to dELiA*s Inc. prior to November 20, 2000 and to dELiA*s Corp. on or after that date.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR--In May 1999, we announced a change in our fiscal year to the 52 or 53 weeks ended on the Saturday closest to January 31 following the corresponding calendar year. References in this report to "fiscal 2000" mean the period from January 30, 2000 to February 3, 2001. References to "fiscal 1999" mean the period from February 1, 1999 to January 29, 2000. Any reference in this report to a particular fiscal year before 1999 is to the year ended January 31 following the corresponding calendar year. For example, "fiscal 1998" means the period from February 1, 1998 to January 31, 1999.

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PRINCIPLES OF CONSOLIDATION--Our consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which, except iTurf, were wholly-owned for all periods presented. For the period that iTurf was not wholly-owned, the accounts of iTurf were included in the consolidated financial statements with the outside ownership of iTurf reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements and footnotes thereto. Actual results could differ from those estimates.

    RECLASSIFICATIONS--Certain amounts have been reclassified to conform to the current period presentation.

    STATEMENTS OF CASH FLOWS--We consider all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. During fiscal 1998, 1999 and 2000, we paid cash of $3.3 million, $80,000 and $4,000, respectively, for income taxes and $13,000, $615,000 and $1.3 million, respectively, for interest. Non-cash investing and financing activities include the issuances of common stock for the merger described in Note 1 and the acquisitions described in Note 3 and the issuances of restricted stock described in Note 11.

    INVESTMENTS--Except for an investment in the stock of a privately held Internet company (see Note 7), our investments consist of debt and equity securities, principally instruments of the U.S. Government and its agencies, of municipalities and of short-term mutual municipal and corporate bond funds. Securities that we expected to sell as part of our asset management strategy, in response to or in anticipation of changes in interest rates, or for other similar factors, were classified as available-for-sale and carried at fair value. Securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on sales of these securities are reported in earnings and computed using the specific identification cost basis.

    MERCHANDISE INVENTORIES--Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

    CATALOG COSTS--Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expenses relating to capitalized advertising costs should be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, which are included in prepaid expenses and other current assets, were $5.9 million and $3.1 million as of January 29, 2000 and February 3, 2001, respectively.

    ADVERTISING COSTS--Advertising expenses that are not direct-response catalog costs are expensed as incurred. For fiscal 1999 and 2000, such expenses amounted to $10.6 million and $14.6 million, respectively, and related primarily to our Internet businesses.

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GOODWILL AND OTHER ASSETS--Goodwill and costs related to trademarks and licenses are amortized on a straight-line basis over their expected useful lives, which range from five to 30 years. Significant changes to intangible assets are described in Notes 1, 3 and 4. Accumulated amortization as of January 29, 2000 was approximately $2.3 million. As a result of our fiscal 2000 restructuring initiatives (see Note 4), our intangible assets were not significant as of February 3, 2001.

    LONG-LIVED ASSETS--In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    REVENUE RECOGNITION--Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date. As of January 29, 2000 and February 3, 2001, the sales return allowance, which is included in customer liabilities, was $604,000 and $859,000, respectively.

    SHIPPING EXPENSES--Expenses incurred in shipping goods to customers is included in cost of sales.

    RECOGNITION OF GAIN ON ISSUANCE OF SUBSIDIARY STOCK--In accordance with the SEC Staff Accounting Bulletin "Accounting for Sales of Stock by a Subsidiary," dELiA*s recorded a gain on the April 1999 issuance of subsidiary stock for the excess of the offering price per share over the carrying amount because the sale of such shares by a subsidiary was not a part of a broader corporate reorganization contemplated or planned. During the fourth quarter of fiscal 1999, we contemplated reorganization plans with respect to that subsidiary that precluded us from recognizing similar gains in connection with subsequent issuances of that subsidiary's stock.

    INCOME TAXES--Deferred income tax assets and liabilities are recorded in accordance with SFAS No. 109. Valuation allowances are provided when the expected realization of tax assets does not meet a "more likely than not" criteria. (See Note 13.)

    COMPUTATION OF HISTORICAL NET INCOME (LOSS) PER SHARE--We calculate net income (loss) per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. (See Note 6.)

    STOCK-BASED COMPENSATION--In accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," compensation cost for stock-based awards is measured as the excess, if any, of the quoted market price of our stock as of the time of grant over the amount, if any, that an employee must pay to acquire the stock. Stock options are generally granted with exercise prices equal to the fair value of the shares as of the date of grant; accordingly, we do not generally recognize compensation expense in connection with stock options. (See Note 11.)

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

3.  ACQUISITIONS

THESPARK.COM, INC.

    On February 15, 2000, we acquired TheSpark.com, Inc. The aggregate consideration paid consisted of newly issued shares of a subsidiary's Class A common stock and the right to receive additional consideration of up to $13.5 million in cash and/or stock in fiscal years 2001 and 2002 based on the achievement of certain performance goals. The transaction was accounted for under the purchase method of accounting with the operating results of the acquired business included in our consolidated financial statements from the date of acquisition and the excess of the aggregate purchase price over the fair market value of net assets acquired of $14.1 million allocated to goodwill. The goodwill was assigned a five-year life for amortization. In connection with this issuance of a subsidiary's common stock, we recorded $2.8 million as additional paid-in capital.

    On January 12, 2001, we entered into an agreement with representatives of the former stockholders of TheSpark.com, Inc. to amend our contingent obligations under the acquisition agreement. In exchange for a release from the original contingent obligations, we paid the former stockholders of TheSpark.com, Inc. $2.5 million in February 2001 and are obligated to issue to them on June 1, 2001 up to 2.0 million shares, subject to partial reduction for appreciation in the market value, of our Class A common stock. We also paid them $1.7 million in connection with our March 2001 sale of the TheSpark.com businesses. Finally, we agreed to pay them additional consideration of up to $1.5 million in cash or stock (at our option) in the first quarter of fiscal 2002.

T@PONLINE.COM, INC.

    On September 1, 1999, we acquired T@ponline.com, Inc., an operator of a Web site directed at college and university students that we renamed Ontap.com, for newly issued shares of a subsidiary's Class A common stock. We accounted for the transaction under the purchase method of accounting with the operating results of the acquired business included in our consolidated financial statements from the date of acquisition and the excess of the aggregate purchase price over the fair market value of net assets acquired of $19.0 million allocated to goodwill. The goodwill was assigned a five-year life for amortization. In connection with this issuance of a subsidiary's common stock, we recorded $6.9 million as additional paid-in capital. During fiscal 2000, we shut down the acquired Internet site. (See Note 4.)

ASSETS OF FULCRUM DIRECT, INC.

    In September 1998, we acquired certain assets from the estate of Fulcrum Direct, Inc. for approximately $4.75 million in cash. The primary assets included trademarks and customer lists for several catalogs. We also purchased selected inventory and assumed certain liabilities relating to Storybook Heirlooms, the catalog that we relaunched after the acquisition. We accounted for the transaction under the purchase method of accounting, with the operating results of the acquired business included in our consolidated financial statements from the date of acquisition and the excess of the aggregate purchase price over the fair market value of net assets acquired allocated to goodwill. During fiscal 2000, we approved a plan to sell the Storybook Heirlooms business (see Note 4) and completed the sale in April 2001.

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

3.  ACQUISITIONS (CONTINUED)
SCREEEM! AND JEAN COUNTRY

    In July 1998, dELiA*s acquired assets located in 26 retail stores operated under the Screeem! and Jean Country names, as well as the leases for such stores and several related trademarks. The purchase price for the acquisition consisted of $10.0 million in cash and approximately 1.6 million shares (950,000 pre-merger shares) of dELiA*s Inc. common stock.

    The total shares issued for the acquisition includes the original issuance of approximately 1.4 million shares (800,000 pre-merger shares) in fiscal 1998 plus additional shares issued in February 2000 net of shares cancelled in fiscal 1999 for a working capital purchase price adjustment. The $1.4 million value of the shares issued in February 2000 was recorded as an increase to goodwill and stockholders' equity in fiscal 1999 as the contingencies relating to such issuance had been satisfied by January 29, 2000.

    The transaction was accounted for under the purchase method of accounting with the operating results of the acquired business included in our consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $20.2 million was allocated to goodwill and was being amortized over 30 years. During fiscal 1999, we recorded a restructuring charge in connection with our plan to exit the Screeem! and Jean Country retail operations, which included the write-off of the related unamortized goodwill. (See Note 4.)

    On a pro forma basis, assuming the acquisition had occurred on the first day of fiscal 1998, our net sales, net income and diluted earnings per share would have been approximately $172.9 million, $4.7 million and $0.18, respectively, for fiscal 1998. These results are presented for informational purposes only and do not necessarily represent results which would have occurred.

4.  MERGER, RESTRUCTURING AND OTHER NON-CASH CHARGES

FISCAL 2000

    During fiscal 2000, dELiA*s Inc. and iTurf Inc. merged and we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The merger and restructuring of our businesses included the following initiatives:

    - the recombination of dELiA*s Inc. and iTurf Inc., as described in Note 1, in order to allow us, among other things, to manage the catalog and e-commerce components of our dELiA*s Direct business segment better;

    - the liquidation of our Droog direct business, which we substantially completed in fiscal 2000;

    - the sale on February 1, 2001 of substantially all of the assets of our TSI Soccer direct business;

    - the sale on April 26, 2001 of the primary assets of our Storybook Heirlooms direct business;

    - the liquidation of the retail operations of TSI Soccer, which we expect to complete in the first half of fiscal 2001; and

    - the decision to exit our Internet community businesses, shutting down our OnTap business and iTurf.com Web site in fiscal 2000 and marketing our gURL and TheSpark.com businesses for
                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

4. MERGER, RESTRUCTURING AND OTHER NON-CASH CHARGES (CONTINUED) sale; we completed the sale of the TheSpark.com businesses on March 19,
      2001; we expect to complete the disposition of gURL in the second quarter of fiscal 2001.

    In connection with these restructuring initiatives, we have recorded the following:

    - $37.6 million for non-cash asset writedowns, offset by a $14.3 million reduction of the excess of fair value over purchase price attributable to the operations being shut down or sold;

    - $19.8 million for a non-cash current period tax charge taken in connection with the merger;

    - $3.3 million relating to the liquidation of inventory of businesses being shut down (reflected in cost of sales);

    - $3.2 million relating to future lease costs and other contractual obligations;

    - $1.8 million in merger transaction costs;

    - $1.2 million in severance costs related to the elimination of approximately 200 full-time and part-time positions at the locations being sold or shut down and at our corporate offices; and

    - a $500,000 loss on the sale of the TSI Soccer direct business.

    The total charge of $53.1 million is recorded as $30.0 million of merger and restructuring charges, a $19.8 million income tax charge and $3.3 million in cost of sales. During the first half of fiscal 2001, we expect to record additional restructuring charges for severance costs relating to the discontinued Internet community properties and the wind down and sale of the Storybook Heirlooms business.

    As of February 3, 2001, we had eliminated approximately 150 jobs and our balance sheet includes accruals for $3.1 million for future lease and other obligations and $800,000 for severance costs. We expect the accrued amounts to be paid and the remaining approximately 50 employee terminations to occur in the first half of fiscal 2001.

    In addition to the merger and restructuring charges, we recorded the following other significant non-cash charges during fiscal 2000:

    - $11.5 million for depreciation and amortization;

    - $4.6 million for compensation expense relating to the issuance of restricted stock (see Note 11); and

    - $1.7 million for the writeoff of fixed assets and other non-cash corporate charges.

FISCAL 1999

SCREEEM! AND JEAN COUNTRY

    During fiscal 1999, we recorded a charge of approximately $24.2 million in connection with our restructuring plan to exit our Screeem! and Jean Country retail operations. The charge was comprised of the following:

    - $19.4 million for the write-off of the remaining unamortized balance of goodwill and other intangibles relating to our acquisition of the Screeem! and Jean Country retail operations;

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

4.  MERGER, RESTRUCTURING AND OTHER NON-CASH CHARGES (CONTINUED)
    - $3.6 million for the shutdown of certain retail stores, of which $2.3 million represented the write-off of assets that would no longer be used and $1.3 million primarily related to future lease costs;

    - $700,000 in severance costs relating to the elimination of approximately 125 full-time and part-time jobs at the Screeem! corporate office and the store locations to be closed; and

    - $500,000 for the liquidation of inventory carried at stores to be converted or closed (reflected in cost of sales).

    The total charge of $24.2 million is recorded as a $23.7 million restructuring charge in fiscal 1999 operating expenses ($22.9 million recorded in the first quarter and $800,000 in the fourth quarter of the year) and $500,000 included in cost of sales of the first quarter. The total charge includes $1.4 million of goodwill write-off relating to the value of 288,187 shares (168,039 pre-merger shares) of common stock issued in February 2000. This additional goodwill charge was recorded in fiscal 1999, when the related contingencies were satisfied, as an increase to additional paid-in capital.

    All stores were closed or converted to dELiA*s stores by the end of the third quarter of fiscal 2000 and all employees have been terminated. As a result, during fiscal 2000, we reversed $800,000 of restructuring reserve due to lower lease exit penalties than originally estimated. As of February 3, 2001, $200,000 remains accrued for employee severance costs to be paid out in the first half of fiscal 2001.

    Aside from the restructuring charges, the significant non-cash charges recorded during fiscal 1999 were depreciation and amortization, which totaled $6.4 million.

FISCAL 1998

    During fiscal 1998, the significant non-cash charges recorded were depreciation and amortization, which totaled $2.7 million.

5.  SEGMENTS

    Our reportable segments have changed as a result of our recent merger and restructuring initiatives. We currently have two reportable segments: dELiA*s Direct and dELiA*s Retail. All of our other businesses, which are in the process of being sold or shut down and therefore no longer qualify as operating segments under SFAS No. 131, are included as "Non-core" below. Our two segments offer similar products to similar customers, but are managed separately because of their distribution methods. Both segments earn revenues primarily from the sale of apparel, accessories and home furnishings to consumers. The Direct segment takes phone, online and mail orders from our customers and ships merchandise directly to those customers. Our dELiA*s retail stores display merchandise primarily in mall stores and sell directly to customers who visit those locations. Inter-segment activity is minimal, is recorded at cost and is eliminated in consolidation and in preparation of the disclosure below. Sales outside of the United States are insignificant.

    We evaluate performance and allocate resources primarily based on operating income (loss) before certain expense allocations for shared resources; depreciation, amortization and non-cash compensation; unusual items; minority interest; interest and other income; and income taxes. There are
                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

5.  SEGMENTS (CONTINUED)
no material differences between accounting policies used by the reportable segments in preparation of this information and those described in the summary of significant accounting policies in this report.

    All segment disclosures have been restated to reflect the reporting segments as defined for fiscal 2000.

                                                     FISCAL 1998    FISCAL 1999    FISCAL 2000
                                                     ------------   ------------   ------------
NET REVENUES
dELiA*s Direct.....................................  $ 98,102,000   $ 85,256,000   $ 96,251,000
dELiA*s Retail.....................................     5,973,000     16,934,000     45,097,000
                                                     ------------   ------------   ------------
Core dELiA*s.......................................   104,075,000    102,190,000    141,348,000

Non-core                                               54,289,000     88,582,000     73,717,000
                                                     ------------   ------------   ------------
Total..............................................  $158,364,000   $190,772,000   $215,065,000
                                                     ============   ============   ============

INCOME (LOSS) BEFORE TAXES
dELiA*s Direct operating income (loss).............  $  6,228,000   $(15,334,000)  $   (936,000)
dELiA*s Retail operating income (loss).............     1,595,000     (3,020,000)      (369,000)
less: unallocated shared expenses..................    (1,307,000)    (2,715,000)    (5,650,000)
                                                     ------------   ------------   ------------
Core dELiA*s operating income (loss)...............     6,516,000    (21,069,000)    (6,955,000)

Non-core operating income (loss)...................     4,496,000    (13,743,000)   (32,256,000)
Depreciation, amortization and non-cash
  compensation.....................................     2,727,000      6,403,000     16,055,000
Merger, restructuring and other one-time non-cash
  charges..........................................            --     24,168,000     33,635,000
Gain on subsidiary IPO and sale of subsidiary
  stock............................................            --    (78,117,000)            --
Minority interest..................................            --     (4,865,000)   (20,812,000)
Interest and other income, net.....................      (962,000)    (2,429,000)      (316,000)
                                                     ------------   ------------   ------------
Total..............................................  $  9,247,000   $ 20,028,000   $(67,773,000)
                                                     ============   ============   ============

ASSETS AT THE END OF FISCAL YEAR
dELiA*s Direct inventory...........................                 $ 13,898,000   $ 11,112,000
dELiA*s Retail inventory...........................                    2,041,000      5,251,000
Non-core inventory and other assets                                  168,101,000     68,680,000
                                                                    ------------   ------------
Total..............................................                 $184,040,000   $ 85,043,000
                                                                    ============   ============

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

6.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share amounts for all periods prior to the November 2000 merger (see Note 1) have been restated to reflect the merger with all components of the denominator having been multiplied by the 1.715 exchange ratio. Net loss per share for fiscal 2000 is calculated assuming that all shares of dELiA*s Inc. common stock that were eligible for exchange in the merger were exchanged on the merger date.

    The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                         FISCAL 1998   FISCAL 1999   FISCAL 2000
                                                         -----------   -----------   ------------
Net income (loss)......................................  $5,842,000    $10,958,000   $(79,715,000)
                                                         ----------    -----------   ------------
Denominator for basic earnings per share...............  23,631,000     24,550,000     26,744,000
Effect of dilutive securities:
    Stock options......................................     844,000      1,626,000             --
    Contingent stock--acquisitions.....................      80,000        201,000             --
                                                         ----------    -----------   ------------
Denominator for diluted earnings per share.............  24,555,000     26,377,000     26,744,000
                                                         ==========    ===========   ============
Basic net income (loss) per share......................  $     0.25    $      0.45   $      (2.98)
                                                         ==========    ===========   ============
Diluted net income (loss) per share....................  $     0.24    $      0.42   $      (2.98)
                                                         ==========    ===========   ============

    For fiscal 1998 and 1999, options to purchase 283,000 shares (165,000 pre-merger shares) and 1.5 million shares (883,000 pre-merger shares), respectively, were outstanding as of the end of the period but not included in the computation of diluted net income per share because their effect would have been antidilutive. For fiscal 2000, all options (see Note 11), as well as the shares to be issued in fiscal 2001 for the TheSpark.com acquisition (see
Note 3) were excluded from the computation of diluted loss per share.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value amounts reported in our balance sheets for cash and cash equivalents and long-term debt approximate fair values. Except for a $1 million fiscal 1999 investment in a start-up Internet company that was accounted for under the cost method until it was written off in fiscal 2000, our investments of $43.9 million and $11.0 million as of January 29, 2000 and February 3, 2001, respectively, represent debt securities that are classified as held-to-maturity and carried at amortized cost. The fair value of those debt security investments as of January 29, 2000 and February 3, 2001 is $42.7 million and $11.0 million, respectively, based on quotes obtained from brokers for those instruments.

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

8.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives or, for leasehold improvements, the shorter of the estimated useful lives or the remaining term of the lease. Major classes of property and equipment are as follows:

                                               ESTIMATED USEFUL LIVES   JANUARY 29, 2000    FEBRUARY 3, 2001
                                               ----------------------   -----------------   -----------------
Furniture, fixtures and equipment............    5 - 10 years              $20,233,000         $20,317,000
Leasehold improvements.......................    Term of lease              15,564,000          16,529,000
Building.....................................      40 years                  5,448,000           5,448,000
Land.........................................         n/a                      873,000             873,000
                                                                           -----------         -----------
Total--at cost...............................                               42,118,000          43,167,000
Less accumulated depreciation................                                6,635,000          13,022,000
                                                                           -----------         -----------
Total property and equipment, net............                              $35,483,000         $30,145,000
                                                                           ===========         ===========

9.  LONG-TERM DEBT AND CREDIT FACILITIES

    In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a seven-year mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. In August 1999, we also entered into an interest-rate swap agreement with Allfirst Bank, under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. On April 26, 2000, we received a waiver through the first quarter of fiscal 2001 of the fixed charge coverage ratio covenant. On May 4, 2001, we received a waiver of the fixed charge coverage ratio covenant through August 6, 2003 in exchange for our agreement to make a principal payment of $2.0 million in May 2001 and to pay on August 6, 2003 the outstanding principal balance as of that date. On May 4, 2001, we also terminated the related interest-rate swap agreement.

    The principal balance on the mortgage was $5.3 million and $5.2 million as of January 29, 2000 and February 3, 2001, respectively. Future mortgage principal payments, which reflect our May 2001 agreement with Allfirst, are as follows: fiscal 2001--$2.1 million; 2002--$100,000; and 2003--$3.0 million.

    On April 28, 2000, we entered into a three-year agreement with Congress Financial Corporation that amended and restated the terms of our previous credit agreement with First Union, the parent company of Congress. The Congress facility, as subsequently amended in connection with our merger and restructurings, consists of a revolving line of credit permitting us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the agreement are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants, with which we are in compliance, and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR
                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

9. LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED) plus 225 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined. As of February 3, 2001, the remaining balance, which was classified as current, was $2.4 million, outstanding letters of credit were $1.4 million and unused available credit was $5.5 million. During fiscal 2000, the weighted average interest rate incurred on our credit agreement was 9.5%.

    During fiscal 1999 and fiscal 2000, interest expense was $700,000 and $1.3 million, respectively.

10.  COMMITMENTS AND CONTINGENCIES

LEASES

    As of February 3, 2001, dELiA*s was obligated under various long-term non-cancelable leases for offices, retail stores, warehouse and distribution space and equipment requiring minimum annual rental payments. Those future obligations, including amounts for which we've reserved in connection with our restructuring initiatives (see Note 4) are payable as follows:

FISCAL                                            CAPITAL LEASES   OPERATING LEASES
------                                            --------------   ----------------
2001............................................    $  614,000       $ 7,572,000
2002............................................       544,000         7,002,000
2003............................................       521,000         6,973,000
2004............................................       130,000         6,534,000
2005............................................            --         6,257,000
2006 and thereafter.............................            --        22,431,000
                                                    ----------       -----------
Minimum lease payments..........................    $1,809,000       $56,769,000
                                                    ----------       -----------

    The total minimum payments for capital leases include approximately $100,000 for imputed interest, which reduces the total future payments to $1.7 million present value. Amortization of assets recorded under capital leases is included with depreciation expense on our owned assets. (See Note 8.)

    Our retail store leases typically include contingent rent clauses that will result in higher payments if the store sales exceed expected levels. Some of our operating leases also include renewal options and escalation clauses with terms that are typical for the industry. In addition, we are obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs for space covered by our operating leases. Rent expense for fiscal 1998, 1999 and 2000 consisted almost entirely of minimum rentals and was $4.9 million, $10.3 million and $7.8 million, respectively.

BENEFIT PLAN

    We have a 401(k) retirement plan covering all eligible employees. Under the plan, employees can defer 1% to 15% of compensation up to federal limits. We may make matching contributions on a discretionary basis. The employee's contribution is 100% vested and the employer's matching contribution vests over a five-year period. Our employer's contributions to the plan were $24,000, $46,000 and $82,000 in fiscal 1998, 1999 and 2000, respectively.

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
INTERNET ALLIANCES

    In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. The term for fulfillment of the obligations under the agreement was subsequently extended for two years from March 30, 2001. At February 3, 2001, we had a remaining payment obligation of $1.1 million to be paid out over the remainder of the term.

    In connection with the September 1999 T@ponline transaction, we entered into a marketing alliance with MarketSource Corporation, which is owned by certain of the sellers of T@ponline, to promote our network of sites through MarketSource's offline marketing channels. In December 2000, we amended the alliance to eliminate our outstanding commitments to them. Since that amendment, MarketSource is our agent for the sale of advertising on our Web sites.

    During fiscal 2000, we entered an agreement with DoubleClick Inc. under which we are committed to minimum payments of $215,000, $160,000 and $80,000 during fiscal 2001, 2002 and 2003, respectively.

LITIGATION

    In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose certain allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under
Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 26, 2001. We intend to vigorously defend against this action. While an estimate of the possible range of loss can not be made, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

    Between August 17 and August 25, 2000, three purported class action complaints on behalf of a subsidiary's stockholders were filed in Delaware Chancery Court against the subsidiary, dELiA*s Inc. and each of the subsidiary's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A.
No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of the subsidiary's board of directors breached their fiduciary duties to the subsidiary's public stockholders and that the merger exchange ratio was unfair to the subsidiary's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001.

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages. On April 3, 2001, we filed a motion to dismiss the lawsuit. Although we believe that the allegations of the complaint are without substantial merit and intend to vigorously contest this action, we can not predict at this time the outcome of any litigation or the possible range of loss or whether the resolution of the litigation could have a material adverse effect on our business.

    In the first quarter of fiscal 2001, we were served with a purported class action complaint alleging that we improperly collected sales tax from residents of New York State. While an estimate of the possible range of loss can not be made, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

11.  STOCK-BASED COMPENSATION

    Prior to the dELiA*s Inc. initial public offering, the board of directors of dELiA*s Inc. approved and adopted the 1996 Stock Incentive Plan. Such plan was amended and restated in July 1998. On December 1, 1998, the board of directors of dELiA*s Inc. approved and adopted the 1998 Stock Incentive Plan. Prior to the iTurf Inc. initial public offering, the board of directors of iTurf Inc. approved and adopted the 1999 Amended and Restated iTurf Stock Incentive Plan. The 1996 Stock Incentive Plan, as amended, the 1998 Stock Incentive Plan and the 1999 Stock Incentive Plan (collectively, the "Incentive Plans") provide for the following types of awards to eligible employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or freestanding; and (iii) restricted stock. The maximum number of shares of common stock subject to each of the stock options or stock appreciation rights that may be granted to any individual under the 1999 Stock Incentive Plan is 750,000 for each fiscal year. If a stock appreciation right is granted in tandem with a stock option, it shall apply against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Incentive Plans.

    On November 17, 2000, the stockholders of iTurf voted to amend iTurf's 1999 Amended and Restated Stock Incentive Plan to provide that the number of shares available for issuance under that plan will automatically increase on the first day of each of calendar years 2001 and 2002 by an amount equal to four percent of the total number of shares of iTurf's Class A common stock outstanding on the last day of the immediately preceding calendar year, or a lesser amount determined by iTurf's board of directors. No automatic increase may exceed
1.75 million shares.

STOCK OPTIONS

    On November 20, 2000, in connection with the merger of dELiA*s Inc. and iTurf Inc., dELiA*s Corp. assumed all of the options outstanding under the 1996 Stock Incentive Plan and the 1998 Stock Incentive Plan. Such options were adjusted to reflect the 1.715 merger exchange ratio with the number of shares underlying each option multiplied by the ratio and the related exercise prices divided by the ratio. All historical stock option information of dELiA*s Inc. that is provided herein has been similarly restated. The 1.2 million iTurf Inc. options outstanding as of the date of merger, which had an average exercise price of $9.77, continued to be outstanding after the merger with their terms and conditions unchanged, and are included in the total fiscal 2000 grants in the table below. From the date of the
                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

11.  STOCK-BASED COMPENSATION (CONTINUED)
recombination of dELiA*s Inc. and iTurf Inc., options are only available for grant under the 1999 Stock Incentive Plan. As of February 3, 2001, options to purchase 5.3 million shares of our Class A common stock were outstanding under the Incentive Plans and options to purchase an additional 2.2 million shares were available for grant under the 1999 Stock Incentive Plan.

    On June 22, 1998 and September 15, 1998, in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value, we reduced the exercise price of outstanding common stock options held by our employees, consultants and directors to the fair market value per share as of the date of the reduction in price. All options maintained the same vesting and expiration terms. Not all grants to officers were repriced. Executive officers forfeited a portion of prior grants in connection with the repricing.

    An executive is party to a stock option agreement with us pursuant to which we granted such executive an option to purchase up to an aggregate of 428,750 shares of our Class A common stock at an exercise price of $9.04 per share, the fair market value on the date of grant. A portion of the grant was repriced on September 15, 1998 to the fair market value as of that date. The option became exercisable as to 85,750 shares on each of July 10, 1999 and 2000 and becomes exercisable as to 85,750 shares on each of July 10, 2001, 2002 and 2003.

    A summary of dELiA*s stock option activity for the three most recent fiscal years is as follows:

                                            FISCAL 1998            FISCAL 1999             FISCAL 2000
                                        --------------------   --------------------   ---------------------
                                                    WEIGHTED               WEIGHTED                WEIGHTED
                                                    EXERCISE               EXERCISE                EXERCISE
                                         OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS      PRICE
                                        ---------   --------   ---------   --------   ----------   --------
Outstanding at beginning of period...   1,276,709    $8.72     5,212,074    $3.95      5,808,076    $4.83
Granted*.............................   4,280,954     9.23     1,452,662     7.94      4,069,695     4.10
Exercised............................     (84,052)    3.83      (354,636)    3.39         (7,277)    2.89
Canceled*............................    (261,537)   10.52      (502,023)    5.68     (4,530,489)    4.44
                                        ---------              ---------              ----------
Outstanding at end of period.........   5,212,074    $3.95     5,808,076    $4.83      5,340,005    $4.60
                                        =========    =====     =========    =====     ==========    =====
Exercisable at end of period.........     602,526    $3.35     2,111,045    $3.62      1,897,886    $4.96
                                        =========    =====     =========    =====     ==========    =====

------------------------

* Granted and canceled share amounts reported for fiscal 1998 exclude repricings.

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

11.  STOCK-BASED COMPENSATION (CONTINUED)
    The following summarizes dELiA*s stock option information as of February 3, 2001:

                                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                -------------------------------------------------   ------------------------------
                                              WEIGHTED-AVERAGE
                                  NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------        -----------   ----------------   ----------------   -----------   ----------------
Less than $3.50..............    3,309,559          8.7               $ 1.82         1,013,388         $ 2.54
$3.50 to $6.99...............      825,021          8.4               $ 4.65           516,006         $ 4.81
$7.00 to $10.49..............      599,559          7.8               $ 9.61           253,187         $10.02
$10.50 to $15.00.............      411,779          8.9               $11.76            69,807         $12.48
More than $15.00.............      194,087          8.2               $21.25            45,498         $20.73
                                 ---------          ---               ------         ---------         ------
Total........................    5,340,005          8.5               $ 4.60         1,897,886         $ 4.96

    We apply APB No. 25 and related interpretations in accounting for the Incentive Plans. Generally, all grants have a fixed exercise price with vesting based solely on service. Accordingly, no compensation expense has been recognized for options under these plans. Had compensation expense been determined based on the fair value of stock option grants on the date of grant in accordance with SFAS No. 123, our net income (loss) and net income (loss) per share would have been as follows:

                                                          FISCAL 1998   FISCAL 1999   FISCAL 2000
                                                          -----------   -----------   ------------
Pro forma net income (loss).............................  $1,663,000    $5,484,000    $(82,658,000)
                                                          ==========    ==========    ============
Pro forma basic net income (loss) per share.............  $     0.12    $     0.38    $      (3.09)
                                                          ==========    ==========    ============
Pro forma diluted net income (loss) per share...........  $     0.12    $     0.36    $      (3.09)
                                                          ==========    ==========    ============

    The average estimated fair market value of options granted during fiscal 1998, 1999 and 2000 was $3.00, $7.34 and $1.01 per share, respectively. In preparing such estimates, we used the Black-Scholes option pricing model with the following weighted average assumptions tused: no dividend yield; expected volatility of 65%, 65% and 82%, respectively, risk-free interest rates of 4.6%, 5.5% and 6.0%, respectively; expected lives of three to five years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable measure of the fair value of our stock options.

RESTRICTED STOCK

FISCAL 2000

    During fiscal 2000, dELiA*s and iTurf issued restricted common stock primarily in exchange for outstanding options held by certain employees and non-employee directors, resulting in the issuance of approximately 2.9 million shares (1.7 million pre-merger shares) of dELiA*s Inc. restricted common
                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

11.  STOCK-BASED COMPENSATION (CONTINUED)
stock, 1.1 million shares of iTurf restricted common stock, and 100,000 shares of dELiA*s Corp. common stock. Certain vesting schedules of the restricted stock were extended as compared to the related option vesting schedules. Restricted stock was issued primarily in an effort to retain these employees at a time the exercise prices of their options were above current market prices for the common stock.

    The value of the dELiA*s restricted stock granted, based upon the market value as of the award date, was recorded as deferred compensation, an offset to stockholders' equity which is being amortized against earnings over the related vesting periods. Prior to the November 2000 merger, iTurf's restricted stock grant was recorded as minority interest and was being similarly amortized against the earnings of that subsidiary. As a result of the merger, all unvested shares of iTurf restricted stock were revalued based on the current market price of dELiA*s Inc. stock and such value was added to deferred compensation for amortization over the remaining vesting periods. During fiscal 2000, we reduced the deferred compensation balance by a total of $3.5 million as we recognized non-cash compensation expense relating to restricted stock and made certain adjustments in connection with our restructuring initiatives. The deferred compensation balance as of February 3, 2001 was $1.2 million.

    In the accompanying Consolidated Statement of Stockholders' Equity, issuances of restricted stock include the effect of subsidiary grants and are shown net of forfeitures and restructuring-related adjustments.

FISCAL 1996

    During fiscal 1996, certain employees were granted Class B restricted membership interests that were converted into shares of restricted dELiA*s Inc. common stock upon the December 1996 initial public offering. The cost of the restricted membership interests, based upon their fair market value as of the award date, was credited to stockholders' equity and was amortized over the vesting period of 30 months. Related compensation expense recognized during fiscal 1998 was $50,000.

12.  STOCK REPURCHASES

    On December 13, 2000, we announced that our Board of Directors authorized us to repurchase up to $2,000,000 worth of shares of our Class A common stock, subject to market conditions. During the fourth quarter of fiscal 2000, we purchased approximately 700,000 shares of our Class A common stock at market value totaling approximately $800,000. Such shares have been classified as treasury stock at cost.

13.  INCOME TAXES

    In connection with the November 20, 2000 merger of dELiA*s Inc. and iTurf Inc., deferred tax liabilities of approximately $26.1 million relating to issuances of iTurf common stock ($24.1 million relating to fiscal 1999 issuances and $2.0 million relating to fiscal 2000 issuances), were written off in purchase accounting. In the absence of these deferred tax liabilities, an additional valuation allowance was required which resulted in a current period merger-related tax charge of approximately $19.8 million.

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

13.  INCOME TAXES (CONTINUED)
    dELiA*s had a net operating loss carryover ("NOL") of approximately
$69.5 million as of February 3, 2001 representing the loss on dELiA*s current year operations, iTurf's pre-merger operations and the separate company loss of approximately $1.4 million relating to our TSI Soccer business. The TSI Soccer NOL is subject to limitation under the provisions of the Internal Revenue Code. The federal NOL will expire in 2012 through 2021.

    During fiscal 1999, additional paid-in capital was increased $1.8 million for the tax effect of stock option exercises and decreased $2.4 million for the tax effect of the issuance of iTurf common stock in connection with the OnTap acquisition.

    The provision for income taxes is comprised of the following:

                                                          FISCAL 1998   FISCAL 1999   FISCAL 2000
                                                          -----------   -----------   -----------
Federal:
  Current...............................................  $1,700,000    $(2,463,000)  $  (224,000)
  Deferred..............................................     918,000     13,185,000     9,401,000
State and local:
  Current...............................................     575,000             --            --
  Deferred..............................................     212,000     (1,652,000)    2,765,000
                                                          ----------    -----------   -----------
Total provision.........................................  $3,405,000    $ 9,070,000   $11,942,000
                                                          ==========    ===========   ===========

    The effective income tax rates differed from the federal statutory income tax rates as follows:

                                                         FISCAL 1998   FISCAL 1999   FISCAL 2000
                                                         -----------   -----------   ------------
Federal taxes at statutory rates.......................  $3,144,000    $ 6,810,000   $(23,721,000)
State and local taxes net of federal benefit...........     519,000     (1,090,000)     1,797,000
Valuation allowance....................................          --      4,777,000     26,171,000
Goodwill write-off.....................................          --             --      7,648,000
Minority interest......................................          --     (1,646,000)            --
Tax-exempt interest income.............................    (252,000)            --             --
Other..................................................      (6,000)       219,000         47,000
                                                         ----------    -----------   ------------
                                                         $3,405,000    $ 9,070,000   $ 11,942,000
                                                         ==========    ===========   ============

                                 dELiA*s CORP.

                                FEBRUARY 3, 2001

13.  INCOME TAXES (CONTINUED)
    The significant components of our net deferred tax assets are as follows:

                                                              JANUARY 29, 2000    FEBRUARY 3, 2001
                                                              -----------------   -----------------
DEFERRED TAX ASSETS:
Inventory reserves..........................................    $  1,043,000        $    920,000
Net operating loss..........................................       7,510,000          28,198,000
Uniform capitalization--inventories.........................         594,000             484,000
Reserves and accruals.......................................         385,000             902,000
Sales return allowance......................................         156,000             418,000
Accrued restructuring.......................................       9,707,000           2,410,000
Property and equipment......................................         224,000             149,000
Other.......................................................       2,577,000             425,000
Valuation allowance*........................................      (7,795,000)        (32,715,000)
                                                                ------------        ------------
Total deferred tax assets...................................      14,401,000           1,191,000
DEFERRED TAX LIABILITIES:
Catalog costs...............................................      (2,015,000)           (641,000)
Amortization................................................              --            (550,000)
Issuances of subsidiary stock...............................     (24,125,000)                 --
Other.......................................................         (99,000)                 --
                                                                ------------        ------------
Total deferred tax liabilities..............................     (26,239,000)         (1,191,000)
                                                                ------------        ------------
NET DEFERRED TAX ASSETS (LIABILITIES).......................    $(11,838,000)       $         --
                                                                ============        ============

------------------------

* The company's existing deferred tax assets at January 29, 2000 and February 3, 2001 have been reduced by a valuation allowance of approximately $7.8 million and $32.7 million, respectively, due to the uncertainty regarding the realization of such deferred tax assets.

14.  SUBSEQUENT EVENTS

    On March 19, 2001, we completed the sale of the TheSpark.com businesses to a subsidiary of Barnes & Noble, Inc. After completion of the transaction and our related payment of $1.7 million to the former stockholders of theSpark.com, Inc., our remaining obligations to them in connection with our acquisition of the TheSpark.com businesses (see Note 3) were: (1) to issue to them on June 1, 2001 up to 2.0 million shares, subject to partial reduction for appreciation in market value, of our Class A common stock; and (2) to pay them $1.5 million in cash or stock (at our election) not later than March 1, 2002. The estimated value of these contingent obligations net of the estimated proceeds on the sale was reserved as part of our restructuring initiatives (see
Note 4).

    On April 26, 2001, we sold substantially all of the assets of the Storybook Heirlooms business.

    On May 4, 2001, we received a waiver of the fixed charge coverage ratio covenant through August 6, 2003 in exchange for our agreement to make a principal payment of $2.0 million in May 2001 and to pay on August 6, 2003 the outstanding principal balance as of that date. On May 4, 2001, we also terminated the related interest-rate swap agreement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                                       /s/ STEPHEN I. KAHN
                                                       ---------------------------------------------
                                                       Stephen I. Kahn
                                                       CHAIRMAN OF THE BOARD AND
                                                       CHIEF EXECUTIVE OFFICER

Date: May 4, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                     TITLE                         DATE
                 ----------                                     -----                         ----
             /s/ STEPHEN I. KAHN               Chairman of the Board and Chief           May 4, 2001
    ------------------------------------         Executive Officer (principal executive
               Stephen I. Kahn                   officer)

            /s/ DENNIS GOLDSTEIN               Chief Financial Officer (principal        May 4, 2001
    ------------------------------------         financial and accounting officer)
              Dennis Goldstein

          /s/ CHRISTOPHER C. EDGAR             Vice Chairman and Director                May 4, 2001
    ------------------------------------
            Christopher C. Edgar

             /s/ CLARE COPELAND                Director                                  May 4, 2001
    ------------------------------------
               Clare Copeland

             /s/ EVAN GUILLEMIN                President and Director                    May 4, 2001
    ------------------------------------
               Evan Guillemin

            /s/ S. ROGER HORCHOW               Director                                  May 4, 2001
    ------------------------------------
              S. Roger Horchow

           /s/ GERALDINE KARETSKY              Director                                  May 4, 2001
    ------------------------------------
             Geraldine Karetsky

             /s/ TIMOTHY U. NYE                Director                                  May 4, 2001
    ------------------------------------
               Timothy U. Nye

             /s/ JOSEPH J. PINTO               Director                                  May 4, 2001
    ------------------------------------
               Joseph J. Pinto

            /s/ DOUGLAS R. PLATT               Director                                  May 4, 2001
    ------------------------------------
                 Doug Platt

                                 EXHIBIT INDEX

 2.1 Agreement and Plan of Merger dated February 4, 2000, by and among iTurf, iTurf Caveman Acquisition Corporation, TheSpark.com, Inc. ("Spark"), and the stockholders of Spark
         (incorporated by reference to Exhibit 2.1 to the iTurf Inc.
         Current Report on Form 8-K dated February 25, 2000)

 2.2 Agreement and Plan of Merger, dated as of August 16, 2000, among iTurf Inc., iTurf Breakfast Corp. and dELiA*s Inc.
         (incorporated by reference to Annex A to the iTurf Inc.
         Registration Statement on Form S-4 (Registration No.
         333-44916))

 3.1     Second Restated Certificate of Incorporation of iTurf Inc.
         (incorporated by reference to Annex B to the joint proxy statement/prospectus included with the iTurf Inc.
         Registration Statement on Form S-4 (Registration No.
         333-44916))

 3.2*    Amended and Restated By-laws of dELiA*s Corp.

10.1     Form of Employment Agreement between dELiA*s Inc. and
         Stephen I. Kahn (incorporated by reference to Exhibit 10.1 to the dELiA*s Inc. Registration Statement on Form S-1
         (Registration No. 333-15153))

10.2     Employment Agreement dated April 5, 1999 between iTurf Inc.
         and Stephen I. Kahn (incorporated by reference to Exhibit 10.10 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.3 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Stephen I. Kahn, dated June 9, 2000
         (incorporated by reference to Exhibit 10.35 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)

10.4     Employment Agreement between dELiA*s Inc. and Christopher C.
         Edgar (incorporated by reference to Exhibit 10.2 to the dELiA*s Inc. Registration Statement on Form S-1
         (Registration No. 333-15153))

10.5     Employment Agreement between dELiA*s Inc. and Evan Guillemin
         (incorporated by reference to Exhibit 10.3 to the dELiA*s Inc. Registration Statement on Form S-1
         (Registration No. 333-15153))

10.6     Form of Family Stockholders Agreement among dELiA*s Inc.,
         Stephen I. Kahn and the persons listed on Exhibit A thereto
         (incorporated by reference to Exhibit 10.4 to the dELiA*s Inc. Registration Statement on Form S-1
         (Registration No. 333-15153))

10.7 Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to the dELiA*s Inc.
         Schedule 14A filed on June 12, 1998)

10.8     iTurf Inc. 1999 Amended and Restated Stock Incentive Plan
         (incorporated by reference to Annex E of the joint proxy/prospectus included with the iTurf Inc. registration statement on Form S-4 (Registration No. 333-44916))

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

10.10    Agreement dated April 4, 1997 between dELiA*s Inc. and The
         Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement
         (incorporated by reference to Exhibit 10.13 to the dELiA*s
         Inc. Annual Report on Form 10-K for the fiscal year ended
         January 31, 1997)

10.11    Agreement dated October 7, 1997 between dELiA*s Inc. and The
         Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement
         (incorporated by reference to Exhibit 10.14 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

10.12 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated September 15,
         1998 (incorporated by reference to Exhibit to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.13 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated September 15, 1998
         (incorporated by reference to Exhibit 10.16 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)

10.14 1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to Exhibit 10.17 to the dELiA*s Inc. Quarterly
         Report on Form 10-Q for the fiscal quarter ended
         October 31, 1998)

10.15 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.16 Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.17    Advertising Agreement between iTurf Inc. and America
         Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999) +

10.18 Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank
         (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)

10.19    Mortgage Note dated August 6, 1999 made by dELiA*s
         Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly
         Report on Form 10-Q for the fiscal quarter ended July 31,
         1999)

10.20    Registration Rights Agreement between iTurf Inc. and
         MarketSource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on
         Form S-1 (Registration No. 333-90435))

10.21 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated October 18,
         1999 (incorporated by reference to Exhibit to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)

10.22 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated October 18, 1999
         (incorporated by reference to Exhibit 10.29 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)

10.23 Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)

10.24 Amended and Restated Credit Agreement among dELiA*s Inc. and its subsidiaries set forth on Schedule 1 thereto and Congress Financial Corporation dated April 28, 2000
         (incorporated by reference to the dELiA*s Inc. Current
         Report on Form 8-K dated May 2, 2000)

10.25 Amendment No. 3 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated June 9, 2000
         (incorporated by reference to Exhibit 10.36 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)

10.26    Employment Agreement between iTurf and Dennis Goldstein
         (incorporated by reference to Exhibit 10.13 to iTurf Inc.
         Registration Statement on Form S-1 (Registration No.
         333-71123))

10.27*   Amendment Number 1 to Employment Agreement between dELiA*s
         Corp. (f/k/a iTurf Inc.) and Dennis Goldstein

10.28* Amendment No. 1 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated July 31, 2000

10.29* Amendment No. 2 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated November 10, 2000

10.30* Amendment No. 3 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated November 20, 2000

10.31* Amendment No. 4 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated January 19, 2001

10.32* Amendment No. 5 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated February 2, 2001

10.33* Employment Agreement between Evan Guillemin and dELiA*s Inc. dated as of October 27, 2001

10.34*   Modification Agreement, dated as of May 4, 2001, among
         Allfirst Bank, dELiA*s Group Inc. and dELiA*s Distribution
         Company

21*      Subsidiaries of the Registrant

23.1*    Consent of Ernst & Young LLP

23.2*    Consent of Deloitte & Touche LLP

------------------------

*   Filed herewith

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.