Form 10-K/A
period 2001-02-03
DELIAS CORP
filed 2001-06-04
CIK 1076914

       AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 4, 2001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                                  ANNUAL REPORT

                            ------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of May 30, 2001 was $97,407,410.

The number of shares outstanding of the registrant's Class A common stock as of May 30, 2001 was 38,640,827.
The number of shares outstanding of the registrant's Class B common stock as of May 30, 2001 was 11,425,000.

                               ------------------
================================================================================

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

ON NOVEMBER 20, 2000, DELIA*S INC. WAS RECOMBINED WITH ITS MAJORITY-OWNED SUBSIDIARY, ITURF INC., AND WE RENAMED THE PARENT COMPANY OF THE RECOMBINED BUSINESS DELIA*S CORP. THE MERGER TRANSACTION WAS ACCOUNTED FOR AS A PURCHASE BY DELIA*S INC. OF THE MINORITY INTEREST IN ITURF. AS A RESULT, THE HISTORICAL INFORMATION OF DELIA*S CORP. CONTAINED HEREIN IS THAT OF DELIA*S INC. AND REFERENCES TO DELIA*S AND TO "WE," "OUR," "US" AND SIMILAR TERMS FOR PERIODS PRIOR TO NOVEMBER 20, 2000, ARE REFERENCES TO DELIA*S INC.

PART III OF THE ANNUAL REPORT ON FORM 10-K OF DELIA*S CORP. FOR THE YEAR ENDED FEBRUARY 3, 2001 IS AMENDED IN ITS ENTIRETY TO ADD THE FOLLOWING INFORMATION:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

    Our executive officers and directors are as follows:


NAME                                 AGE   POSITION
----                                 ---   --------
Stephen I. Kahn ..................   35    Chief Executive Officer and Chairman of the Board
Christopher C. Edgar..............   35    Executive Vice President and Vice Chairman of the Board
Andrea Weiss .....................   45    President and Director
Evan Guillemin....................   36    Chief Operating Officer and Director
Clare R. Copeland (1)(2)..........   65    Director
S. Roger Horchow .................   72    Director
Geraldine Karetsky................   60    Director
Timothy U. Nye....................   35    Director
Joseph J. Pinto (1)(2)............   68    Director
Douglas R. Platt (1)..............   37    Director
Dennis Goldstein..................   35    Chief Financial Officer and Treasurer
Beth Kressley.....................   36    Senior Vice President of Brand Development
Alex S. Navarro...................   32    Chief Strategy Officer, General Counsel and Assistant Secretary
Timothy B. Schmidt................   36    Senior Vice President, Chief Legal Officer and Secretary
Patricia Waechter.................   46    Executive Vice President of Retail

----------

(1)   Member of Audit Committee.
(2)   Member of Compensation Committee.

    STEPHEN I. KAHN has served as our Chief Executive Officer since co-founding dELiA*s in 1993 and as Chairman of the Board of Directors since October 1996 and, until March 1999, served as our President. From September 1997 through the merger of dELiA*s Inc. and its majority-owned subsidiary, iTurf Inc., in November 2000, he also served as President, Chief Executive Officer and Chairman of the board of directors of iTurf. He also served as a member of the board of managers of dELiA*s LLC (a predecessor of dELiA*s Inc.) He is a director of Happy Kids Inc., a publicly-traded designer and marketer of custom-designed, licensed and branded children's apparel, and Danier Leather Inc., a publicly-traded integrated designer, manufacturer and retailer of high quality, high fashion leather and suede clothing.

    CHRISTOPHER C. EDGAR has served as Executive Vice President and Director since October 1996 and was elected Vice Chairman of our board of directors in March 1999. He was previously Executive Vice President of dELiA*s LLC and a member of the board of managers of dELiA*s LLC from the time he co-founded dELiA*s in 1993. Mr. Edgar also served as a Vice President of iTurf and a member of the board of iTurf since iTurf's incorporation in 1997.

    ANDREA WEISS joined dELiA*s as President and was elected as a Director in May 2001. Prior to joining dELiA*s, Ms. Weiss served as Executive Vice President and Chief Stores Officer of The Limited, Inc. from May 1998 to February 2001. From February 1996 to April 1998, Ms. Weiss served as President of Retail for Guess, Inc. Previously, she was Senior Vice President and Director of Stores at Ann Taylor Stores, Inc. from May 1992 to February 1996.

    EVAN GUILLEMIN has served as our Chief Operating Officer since May 2001, served as our President from March 1999 until May 2001 and served as our Chief Financial Officer and Treasurer from July 1996 to March 2000. He has been a director of dELiA*s Corp. and, prior to the recombination of dELiA*s Inc. and iTurf Inc., a director of iTurf Inc. since January 1999. Mr. Guillemin was also a Vice President of iTurf and a member of the board of iTurf and served as the Chief Financial Officer of that subsidiary from 1997 to 1999. Prior to joining us, he was employed by K-III Communications Corporation, a media investment company, first as an associate and later as a director of acquisitions.

    CLARE R. COPELAND joined our Board of Directors in June 1999. Mr. Copeland is Chairman and CEO of Ontario Store Fixtures. From 1993 to 1999, he served as President and Chief Executive Officer of Peoples Jewelers Corporation, the leading jewelry chain in Canada. He is also the Chairman of Toronto Hydro, a leading North American utility, and a member of the board of directors of several companies including RIOCAN and Danier Leather Inc.

    S. ROGER HORCHOW joined our Board of Directors in October 1996. He is also a director of the Museum of Modern Art in New York City and serves on the Board of Governors of the Yale University Art Gallery. He has been chairman of R. Horchow Productions, Inc., a theatrical production company and winner of two Tony Awards, since 1990. Mr. Horchow was chairman of the Horchow Collection, a direct marketer of specialty home and fashion products, from 1971 until 1990. More recently, he has served as a consultant to Gold Violin, an internet retailer focused on the seniors market, and Sotheby's, an auctioneer of art and collectibles, and as chairman of GoodHome Inc., an Internet retailer of home furnishings.

    GERALDINE KARETSKY served as a member of the board of managers of dELiA*s LLC since 1994 and joined our Board of Directors in October 1996. She is a private investor.

    TIMOTHY U. NYE served as a director of dELiA*s and, prior to the merger, iTurf Inc, since May 2000. He is the founder of Alltrue Networks Inc. and has been the chief executive officer or co-chief executive officer of Sunshine Amalgamedia, Inc., a developer of multimedia content, since 1994. From 1994 to 1996, Mr. Nye was chief executive officer of SonicNet, an Internet music service that he founded.

    JOSEPH J. PINTO joined our Board of Directors in November 1996. He is a private investor. Since 1981, Mr. Pinto has been a director and officer of Sefinco Ltd. (and a predecessor), the U.S.-based private investment affiliate of Entrecanales Y Tavora SA, a Spanish conglomerate with interests in construction and merchant banking.

    DOUGLAS R. PLATT served as a director of iTurf from May 2000 and joined our Board of Directors in November 2000. He has been the chief executive officer of Prefer.com, Inc. (or a predecessor entity), a business-to-business focused e-commerce marketing company, since January 1999. In 1999, he also served as a consultant to Daily Planet Catalog, a direct marketing company that he previously served as President from 1988 to 1994 and then managing director until January 1999. He also served as a consultant to E. M. Warburg Pincus & Co., a financial firm, from November 1998 to February 1999.

    DENNIS GOLDSTEIN has served as our Chief Financial Officer and Treasurer since November 2000. He served as Chief Financial Officer and Treasurer of iTurf from January 1999 and also assumed, in early 2000, responsibility for the operations of iTurf Inc.'s content sites other than iTurf.com. Prior to joining iTurf, Mr. Goldstein was the Vice President for Corporate Development of Paulaur Corporation, a manufacturing firm. From 1992 to 1997, he worked in a variety of capacities for Boston Consulting Group, Inc., a management consulting firm.

    BETH KRESSLEY joined dELiA*s as Vice President of Direct Marketing in June 1999 and has served dELiA*s as Senior Vice President of Brand Development since November 1999. She also served as the General Manager of dELiAs.cOm during fiscal 2000. Prior to joining dELiA*s, Ms. Kressley worked as a Manager at the Boston Consulting Group from 1994 to 1999 focusing primarily on strategy and branding issues within the consumer goods and retail industries.

    ALEX S. NAVARRO has served as our Chief Strategy Officer, General Counsel and Assistant Secretary since November 2000. He also served as Chief Operating Officer, General Counsel and Secretary of iTurf from December 1998 and was appointed Chief Strategy Officer of iTurf in early 2000. He previously served as Senior Vice President in charge of iTurf's operations from December 1997 to December 1998. Mr. Navarro served as Senior Vice President-Development and Legal Affairs, General Counsel and Secretary of dELiA*s Inc. from April 1997 to July 1999. From 1994 to 1997, Mr. Navarro was associated with the law firm of Proskauer Rose Goetz & Mendelsohn LLP.

    TIMOTHY B. SCHMIDT has served as Senior Vice President and Secretary of dELiA*s since July 1999. From July 1999 to November 2000, Mr. Schmidt served as our General Counsel and was promoted to Chief Legal Officer in November 2000. Prior to joining us, Mr. Schmidt was associated with the law firm of Cravath, Swaine & Moore from 1995.

    PATRICIA WAECHTER has served as Executive Vice President of Retail since March 2000. She previously worked as Vice President and General Merchandise Manager for Mothers Work Inc. from July 1999 and was employed by Paul Harris Stores, Inc., most recently as Senior Vice President of Merchandising and Planning, from 1995 to July 1999.

    Ms. Karetsky is Mr. Kahn's aunt. There are no other family relationships among our directors and executive officers. Mr. Kahn has agreed to vote all shares of common stock of the Company that he owns directly or over which he holds the power to vote in favor of the election or re-election of Ms. Weiss to our Board of Directors at all meetings of the stockholders of the Company at which Ms. Weiss has been nominated for election or re-election during the term of her employment agreement.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of the following officers, directors and ten percent stockholders filed a Form 4 one day after the applicable deadline disclosing the acquisition of shares of our Class A common stock in exchange for shares of common stock of dELiA*s Inc. in the recombination of iTurf Inc. and dELiA*s Inc.: Chistopher Edgar, Thomas Evans, Lawrence Gleeson, Dennis Goldstein, Evan Guillemin, Stephen Kahn, Alex Navarro, Bruce Nelson, Oliver Sharp and Beth Vanderslice. Each such filer reported only one transaction late.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, for fiscal 2000, our Chief Executive Officer and our four most highly compensated executive officers (collectively, the "named executive officers"). Except as disclosed below, the aggregate value of all perquisites and other personal benefits, securities or property did not exceed 10% of the total of annual salary and bonus for each named executive officer. Amounts disclosed include compensation awarded by all of our subsidiaries. Grants of options to purchase common stock of dELiA*s Inc. have been adjusted by multiplying the number of shares originally covered by such options times 1.715, the exchange ratio in the merger recombining the businesses of dELiA*s Inc. and iTurf Inc.


                                                      ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                      -------------------                     ----------------------
                                  FISCAL                               OTHER ANNUAL     RESTRICTED STOCK        SECURITIES
NAME AND PRINCIPAL POSITION        YEAR       SALARY        BONUS      COMPENSATION        AWARDS(1)       UNDERLYING OPTIONS
---------------------------        ----       ------        -----      ------------        ---------       ------------------
Stephen I. Kahn                  2000       $   274,692           --    $ 43,926(2)     $ 1,346,268(3)          301,563
   Chairman of the Board and     1999           190,000           --      33,814(4)              --             100,000(5)
   Chief Executive Officer       1998           100,000           --          --                 --           1,095,125(6)

Christopher C. Edgar             2000       $   163,462           --    $ 37,066(2)     $   856,272(7)           43,125
   Vice Chairman of the Board    1999           163,269           --          --                 --                  --
                                 1998           117,308           --          --                 --             530,250(8)

Estelle DeMuesy(9)               2000       $   216,526           --    $136,995(2)     $   262,624(10)          68,600(11)
   Former Executive Vice         1999           192,980      $67,500          --                 --              25,000(12)
   President - Direct            1998            12,264           --          --                 --              58,749(11)

Dennis Goldstein                 2000       $   179,038      $25,000          --        $    90,368(13)         237,513
   Chief Financial Officer and   1999           131,731           --          --                 --                  --
   Treasurer                     1998                --           --          --                 --             215,625(14)

Evan Guillemin                   2000       $   163,462           --          --        $   681,617(15)         243,125
   Chief Operating Officer       1999           163,269           --          --                 --                  --
                                 1998           117,308           --          --                 --             406,250(16)

Patricia Waechter                2000       $   206,308           --          --        $   151,875(17)         102,900(18)
   Executive Vice President -
   Retail

----------

(1) Includes value of restricted stock of dELiA*s Inc. and iTurf Inc. awarded during fiscal 2000. In connection with these restricted stock awards, the executive officers receiving restricted stock of dELiA*s Inc. forfeited all options to purchase shares of common stock of dELiA*s Inc. and executive officers receiving restricted stock of iTurf Inc. forfeited all options to purchase shares of Class A common stock of iTurf Inc. No dividends are expected to be declared during the vesting periods, but if they were, they would accrue on the restricted stock reported.
(2) Other compensation for Mr. Kahn includes $13,425 for personal legal and accounting fees, $11,875 for automobile expenses and $10,000 for life insurance premiums; other compensation for Mr. Edgar includes $10,500 for continuing education, $10,000 for life insurance premiums and $8,272 for automobile expenses; other compensation for Ms. DeMuesy relates to costs of her relocation from California to New York; these amounts were paid in accordance with the terms of the executives' employment agreements.
(3) As of February 3, 2001, the value of restricted stock held by Mr. Kahn was $3.3 million. Mr. Kahn's fiscal 2000 restricted stock grants include 968,355 shares (after conversion of dELiA*s Inc. stock to dELiA*s Corp. stock in the November 2000 merger) that vest in less than three years from the date of grant on the following dates: 113,087 shares on November 1, 2000; 444,528 shares on January 1, 2001; 111,132 shares on each of March 10, 2001 and 2002; 37,696 shares on April 1, 2001; and 37,695 shares on each of October 1, 2001, April 1, 2002, October 1, 2002 and April 1, 2003.
(4) Includes reimbursement for personal legal and accounting fees of $19,351 in accordance with the terms of Mr. Kahn's employment agreements.
(5) Options to purchase common stock of iTurf which were forfeited in connection with the fiscal 2000 restricted stock grants.
(6) All options granted prior to the fiscal 2000 restricted stock grants were forfeited in connection with such grants.
(7) As of February 3, 2001, the value of restricted stock held by Mr. Edgar was $1,833,364. His fiscal 2000 restricted stock grants include 543,219 shares (after conversion of dELiA*s Inc. stock to dELiA*s Corp. stock in the November 2000 merger) that vest in less than three years from the date of grant on the following dates: 16,173 shares on November 1, 2000; 333,396 shares on January 1, 2001; 83,349 shares on each of March 10, 2001 and 2002; 5,391 shares on each of April 1, 2001 and October 1, 2001; and 5,390 shares on each of April 1, 2002, October 1, 2002 and April 1, 2003.
(8) All options granted prior to the fiscal 2000 restricted stock grants were forfeited in connection with such grants.
(9) At the end of fiscal 2000, Estelle DeMuesy served as our Executive Vice President - Direct. She has since resigned.
(10) As of February 3, 2001, the value of restricted stock held by Ms. DeMuesy was $438,301. Her fiscal 2000 restricted stock grants include 152,424 shares (after conversion of dELiA*s Inc. stock to dELiA*s Corp. stock in the November 2000 merger) that vest in less than three years from the date of grant on the following dates: 75,246 shares on January 1, 2001; 9,647 shares on each March 16 and September 16 of 2001, 2002 and 2003; and 7,718 shares on each of May 1, 2001, 2002 and 2003 and November 1, 2001 and 2002.
(11) Options to purchase common stock of dELiA*s Inc. which were forfeited in connection with the fiscal 2000 restricted stock grants.
(12) Includes options to purchase 20,000 shares of Class A common stock of iTurf and options to purchase 5,000 shares of the common stock of dELiA*s Inc. All options to purchase common stock of dELiA*s Inc. granted prior to the fiscal 2000 restricted stock grants were forfeited in connection with such grants.
(13) As of February 3, 2001, the value of restricted stock held by Mr. Goldstein was $363,869. His fiscal 2000 restricted stock grants include 107,813 shares that vest in less than three years from the date of grant on the following dates: 47,918 shares on November 1, 2000 and 11,979 shares on each April 1 of 2001, 2002 and 2003 and October 1 of 2001 and 2002.
(14) Options to purchase common stock of iTurf. All options granted prior to the fiscal 2000 restricted stock grants were forfeited in connection with such grants.

(15) As of February 3, 2001, the value of restricted stock held by Mr. Guillemin was $1,473,923. His fiscal 2000 restricted stock grants include 436,718 shares (after conversion of dELiA*s Inc. stock to dELiA*s Corp. stock in the November 2000 merger) that vest in less than three years from the date of grant on the following dates: 16,173 shares on November 1, 2000; 324,135 shares on January 1, 2001; 5,391 shares on each of April 1, 2001 and October 1, 2001; 69,458 on July 24, 2001; and 5,390 shares on each of April 1, 2002, October 1, 2002 and April 1, 2003.
(16) All options granted prior to the fiscal 2000 restricted stock grants were forfeited in connection with such grants.
(17) As of February 3, 2001, the value of restricted stock held by Ms. Waechter was $312,559. Her fiscal 2000 restricted stock grants include 55,566 shares (after conversion of dELiA*s Inc. stock to dELiA*s Corp. stock in the November 2000 merger) that vest in less than three years from the date of grant on the following dates: 18,522 shares on April 3, 2001, 2002 and 2003.
(18) Options to purchase common stock of dELiA*s Inc. which were forfeited in connection with the fiscal 2000 restricted stock grants.

                        OPTION GRANTS IN LAST FISCAL YEAR

            The following table sets forth certain information with respect to individual grants of stock options made during fiscal 2000 to each of the named executive officers who received stock option grants in such year. Unless otherwise noted below, all options granted represent options to purchase shares of our common stock. We did not make any SAR grants in fiscal 2000. Grants of options to purchase common stock of dELiA*s Inc. have been adjusted by multiplying the number of shares originally covered by such options times 1.715, the exchange ratio in the merger recombining the businesses of dELiA*s Inc. and iTurf Inc., and the exercise price has been divided by 1.715.


                                               PERCENT OF
                                                 TOTAL
                                NUMBER OF        OPTIONS                                POTENTIAL REALIZABLE VALUE
                                SECURITIES     GRANTED TO    EXERCISE                    AT ASSUMED ANNUAL RATES OF
                                UNDERLYING      EMPLOYEES     PRICE                      STOCK PRICE APPRECIATION
                                 OPTIONS        IN FISCAL     (PER      EXPIRATION         FOR OPTION TERM (2)
NAME                            GRANTED(#)       YEAR(1)      SHARE)       DATE      ---------------------------------
                                                                                            5%              10%

Stephen I. Kahn                  301,563            19%        $0.69     11/27/10        $130,385        $330,422

Christopher C. Edgar              43,125             3%        $0.69     11/27/10        $ 18,646        $ 47,252

Estelle DeMuesy                   68,600 (3)         5%        $3.68      3/1/10         $158,798        $402,425

Dennis Goldstein                 237,513            15%        $0.69     11/27/10        $102,692        $260,243

Evan Guillemin                   243,125            15%        $0.69     11/27/10        $105,119        $266,392

Patricia Waechter                102,900 (3)         7%        $3.0248     4/3/10        $195,745        $496,055

----------
(1) The calculation for dELiA*s Inc. grants only includes pre-merger grants of options to purchase common stock of that entity, while the calculation for dELiA*s Corp. grants only includes post-merger grants of options to purchase Class A common stock of dELiA*s Corp.
(2) The assumed annual rates of appreciation of 5% and 10% would result in the price of a share of our Class A common stock increasing from $3.375 at February 3, 2001 to $5.50 and $8.75, respectively, over ten years.
(3) Options to purchase common stock of dELiA*s Inc. that were forfeited in connection with the fiscal 2000 restricted stock grants.

                          FISCAL YEAR-END OPTION VALUES

    The following table presents certain information concerning unexercised options held by the named executive officers as of February 3, 2001. None of the named executive officers exercised options during fiscal 2000.


                               NUMBER OF SECURITIES     INTRINSIC VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                 OPTIONS AT FISCAL            AT FISCAL YEAR-END
                               YEAR-END EXERCISABLE/             EXERCISABLE/
NAME                               UNEXERCISABLE                UNEXERCISABLE
---------------------------------------------------------------------------------------
Stephen I. Kahn                  113,087 / 188,476           $303,921 / $506,529

Christopher C. Edgar              16,173/ 26,952                43,465/ 72,434

Estelle DeMuesy                    4,000/ 16,000                   -- /--

Dennis Goldstein                  47,618/ 189,895              127,973/ 510,343

Evan Guillemin                     -- / 243,125                 -- / 653,398

Patricia Waechter                     -- /--                       -- /--


COMPENSATION OF DIRECTORS

      We pay our non-employee directors $2,000 for each board of directors meeting attended and reimburse them for all reasonable out-of-pocket expenses incurred in connection with their attendance at full board and board committee meetings. Under our stock incentive plan, each non-employee director is granted an option to purchase 50,000 shares of Class A common stock with an exercise price equal to the fair market value of the Class A common stock on the date of grant. All options granted to non-employee directors become exercisable with respect to 12.5% of the covered shares on each of the first eight six-month anniversaries of the date of grant, assuming the non-employee director is a director on those dates. Directors who were originally appointed to the dELiA*s Inc. board of directors were granted options to purchase 40,000 shares of the common stock of dELiA*s Inc. (converted in the merger to options to purchase 68,600 shares of Class A common stock of dELiA*s Corp.) vesting in equal installments of 20% each on the first five anniversary dates of the grant. Those options generally will cease to be exercisable 10 years from the date of grant. Upon a "change of control" of dELiA*s Corp., all options that have not yet expired will automatically become exercisable unless our board of directors or the Compensation Committee determines otherwise. The iTurf board of directors authorized special compensation for the members of iTurf's special committee formed in connection with the proposed recombination of dELiA*s Inc. and iTurf Inc., consisting of $40,000 for Doug Platt, the chairperson of the special committee, and $25,000 for Timothy Nye and Thomas Evans, the other committee members. Directors who are our employees or members of the Kahn family are not compensated for services as directors.

EMPLOYMENT AGREEMENTS

On April 24, 2001, we entered into a new employment agreement with Mr. Kahn agreeing to employ him as our Chief Executive Officer and executive chairman of our board of directors until December 31, 2006. Mr. Kahn receives a salary of $270,000 annually, subject to an annual increase of 5%. If we terminate Mr. Kahn without cause or he resigns for good reason, he would be entitled to continued payment of his base salary for the remainder of the term of his contract, but in no event for less than one year. Upon a change of control of dELiA*s Corp., Mr. Kahn is entitled to continued payment of his base salary for the remainder of the term of his employment agreement, but in no event for less than two years. In addition, all of Mr. Kahn's restricted stock and options vest immediately upon (i) termination due to Mr. Kahn's death or disability, (ii) termination by us without cause, (iii) resignation by Mr. Kahn for good reason or (iv) a change of control of dELiA*s Corp. Under his contract, we also provide Mr. Kahn with life insurance, the use of two cars, reimbursement (including a tax gross-up) for up to $40,000 for various professional services, and a gross-up for any excise tax payable by Mr. Kahn under section 280(G) of the Internal Revenue Code of 1986, as amended.

On May 7, 2001, we entered into an employment agreement with Ms. Weiss, agreeing to employ her as our President for a term of three years. In addition, we agreed to cause her to be appointed as a member of our board of directors and Mr. Kahn agreed to vote all shares of our Class A common stock under his control in favor of her appointment as a director in any meeting of our stockholders. Ms. Weiss receives an annual salary of $400,000 in her first year of employment, increasing to $450,000 in her second year and $475,000 in her third. She is eligible to a receive a cash bonus equal to 100% of her salary on March 31 of each year of her employment, pro rated in her first year for the commencement of her employment. One hundred percent of the bonus is guaranteed in her first year of employment, and 20% is guaranteed in her second year. Ms. Weiss also received a grant of 300,000 options and an award of 300,000 shares of restricted stock, each vesting over four years at a rate of 120,000 options and restricted shares in year one, 90,000 in year two, 60,000 in year three and 30,000 in year four. The contract also provides that Ms. Weiss will receive a second grant of options to purchase 300,000 shares on the first anniversary of her employment, vesting in equal installments over four years. If we terminate Ms. Weiss without cause or she resigns for good reason, including upon a change of control of dELiA*s Corp., she would be entitled to continued payment of his base salary for the remainder of the term of her employment agreement, but in no event for less than one year, and to payment of any guaranteed bonuses and a pro rated portion of any bonus she would have received in the year of the termination or resignation. In addition, all of Ms. Weiss' restricted stock and options vest immediately upon a change of control of dELiA*s Corp. Under her contract, we also provide Ms. Weiss with life insurance, reimbursement of costs related to the use of a car and the weekly cost of airfare to and from her home in Florida.

In connection with its initial public offering, dELiA*s Inc. (now known as dELiA*s Group Inc.) entered into an employment agreement with Mr. Edgar as of November 11, 1996, which was amended on September 15, 1998, October 18, 1999 and June 9, 2000. Under the agreement as amended, we have agreed to employ Mr. Edgar as an executive vice president until November 11, 2002. Under the agreement, Mr. Edgar is entitled to a salary of $200,000 annually, although he has voluntarily taken a reduction in pay to $150,000. Mr. Edgar is also provided with the use of a car and is entitled to reimbursement for up to $20,000 in expenses for education or professional services.

On October 27, 2000, we entered into an employment agreement with Mr. Guillemin agreeing to employ him as an executive officer until October 31, 2003. Mr. Guillemin receives a salary of $200,000 annually. Mr. Guillemin is entitled to payment of his base salary for the lesser of two years or the remainder of his employment term, but in no event less than one year, upon (i) termination due to his death or disability, (ii) termination by us without cause, (iii) resignation by Mr. Guillemin for constructive discharge (defined in the contract as a material breach of a material provision of the contract). Upon a change of control of dELIA*s Corp., Mr. Guillemin is entitled to payment of one year's salary and all of the shares of restricted stock currently held by him vest immediately. Under his contract, we also provide Mr. Guillemin with the use of a car.

On April 5, 1999, we entered into an employment agreement with Mr. Goldstein agreeing to employ him as the Chief Financial Officer of iTurf Inc., which agreement was amended as of November 27, 2000, to provide that we will employ Mr. Goldstein as our Chief Financial Officer until January 31, 2004.
Mr. Goldstein receives a salary of $240,000 annually under the amended agreement. Mr. Goldstein also received a payment of $25,000 upon signing the amendment to his contract and we have agreed that he will receive a bonus of no less than $50,000 in fiscal 2000 and 2001. If we terminate Mr. Goldstein without cause or he resigns for good reason, he would be entitled to continued payment of his base salary for the remainder of the term of his contract. We also provide Mr. Goldstein with the use of a car.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors has created a compensation committee, which recommends to the Board the compensation to be paid to our executive officers in their capacities as such. Awards made under our stock incentive plan are approved by the compensation committee.

    The compensation committee currently consists of Clare Copeland and Joseph
J. Pinto. Prior to the recombination of dELiA*s Inc. and iTurf Inc., the board of directors of dELiA*s Inc. had a compensation committee, which recommended to the dELiA*s Inc. board of directors the compensation to be paid to executive officers. The dELiA*s Inc. compensation committee consisted of Stephen I. Kahn, Clare Copeland and Joseph J. Pinto. Mr. Kahn was Chief Executive Officer of dELiA*s Inc. at the time he served on the dELiA*s Inc. compensation committee.

    Other than the foregoing, there were no compensation committee interlocks or insider participation during fiscal 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of May 30, 2001 with respect to our Class A common stock beneficially owned by (i) each person we know to be the beneficial owner of more than 5% of the shares of our Class A common stock, (ii) each director individually, (iii) each named executive officer individually and (iv) all executive officers and directors as a group.


                                                       SHARES OF CLASS A COMMON STOCK
                                                             BENEFICIALLY OWNED
                                                     -----------------------------------

                                                                         PERCENTAGE
                                                          NUMBER            OWNED
                                                          ------            -----
NAME AND ADDRESS
5% STOCKHOLDERS
---------------
Stephen I. Kahn (1).................................       11,339,555            30.63%
  435 Hudson Street
  New York, New York 10014
Geraldine Karetsky (2)..............................        1,677,437              4.55
  1660 Silverking Drive
  Aspen, Colorado 81611

OTHER NAMED EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------------------

Christopher C. Edgar (3)............................        1,486,422              4.03
Estelle DeMuesy ....................................           54,616                 *
Dennis Goldstein (4)................................          310,339                 *
Evan Guillemin (5)..................................          465,240              1.26
Patricia Waechter ..................................           85,794                 *
Clare R. Copeland ..................................           66,885                 *
S. Roger Horchow ...................................           78,890                 *
Timothy U. Nye (6) .................................           12,500                 *
Joseph J. Pinto (7).................................           49,000                 *
Doug Platt (8) .....................................           12,500                 *
Directors and executive officers as a group (16
individuals)........................................       14,731,165            39.62%

----------
* Less than 1%.

(1) Includes (a) 6,274,370 shares of our Class A common stock directly owned by Mr. Kahn, (b) 150,783 shares of our Class A common stock which Mr. Kahn has an option to purchase which is exercisable (or will become exercisable within 60 days), (c) 68,600 shares of our Class A common stock that Mr. Kahn holds as trustee for the benefit of his minor children and (d) 4,845,802 shares of our Class A common stock that Mr. Kahn has the sole power to vote and shared power to restrict distribution of pursuant to a stockholders agreement. In addition, as Chief Executive Officer and Chairman of the Board of dELiA*s Corp., Mr. Kahn may be deemed to share dispositive and voting power over 11,425,000 shares of our Class B common stock and 1,725,761 shares of our Class A common stock held by us and our subsidiaries. Under Delaware law, these shares have no voting rights while they are held by dELiA*s or our subsidiaries.

(2) Includes 1,664,822 shares owned by Ms. Karetsky as trustee for the Geraldine Karetsky 2000 Trust, and 12,615 shares of our Class A common stock owned by Ms. Karetsky as trustee for The Ruth Kahn Trust f/b/o Sidney Kahn. Ms. Karetsky shares power to dispose of such shares.

(3) Includes 21,546 shares that Mr. Edgar has an option to purchase which is exercisable (or will become exercisable within 60 days).

(4) Includes 59,597 shares that Mr. Goldstein has an option to purchase which is exercisable (or will become exercisable within 60 days) and 133,480 held by Mr. Goldstein's spouse and 4,000 shares that

      Mr. Goldstein's spouse has an option to purchase which is exercisable (or will become exercisable within 60 days).

(5) Includes 5,391 shares that Mr. Guillemin has an option to purchase which is exercisable (or will become exercisable within 60 days).

(6) Includes 12,500 shares that Mr. Nye has an option to purchase which is exercisable (or will become exercisable within 60 days).

(7) Includes 25,725 shares of our Class A common stock which Mr. Pinto owns as trustee and which Mr. Pinto has the power to dispose of and vote.

(8) Includes 12,500 shares that Mr. Platt has an option to purchase which is exercisable (or will become exercisable within 60 days).

FAMILY STOCKHOLDERS AGREEMENT

      Certain members of Stephen I. Kahn's family and trusts for the benefit of such persons (the "Family Holders") and Stephen I. Kahn have entered into a stockholders agreement with us (the "Family Stockholders Agreement"). The Family Stockholders Agreement gives Stephen I. Kahn the right to vote all the shares of Common Stock owned by the Family Holders on all matters that come before our stockholders. We believe the Family Holders, collectively, owned 30.63% of the outstanding Class A common stock as of May 30, 2001. The Family Stockholders Agreement will expire on December 18, 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         /s/ Stephen I. Kahn
                                         -------------------
                                         Stephen I. Kahn
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: June 4, 2001

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger dated February 4, 2000, by and among iTurf, iTurf Caveman Acquisition Corporation, TheSpark.com, Inc. ("Spark"), and the stockholders of Spark (incorporated by reference to
         Exhibit 2.1 to the iTurf Inc. Current Report on Form 8-K dated February 25, 2000)
2.2 Agreement and Plan of Merger, dated as of August 16, 2000, among iTurf Inc., iTurf Breakfast Corp. and dELiA*s Inc. (incorporated by reference to Annex A to the iTurf Inc. Registration Statement on Form S-4 (Registration No. 333-44916))
3.1 Second Restated Certificate of Incorporation of iTurf Inc. (incorporated by reference to Annex B to the joint proxy statement/prospectus included with the iTurf Inc. Registration Statement on Form S-4 (Registration No. 333-44916))
3.2*     Amended and Restated By-laws of dELiA*s Corp.
10.1     [intentionally omitted]
10.2 Employment Agreement between dELiA*s Inc. and Christopher C. Edgar (incorporated by reference to Exhibit 10.2 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))
10.3 Employment Agreement between dELiA*s Inc. and Evan Guillemin (incorporated by reference to Exhibit 10.3 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))
10.4 Form of Family Stockholders Agreement among dELiA*s Inc., Stephen I. Kahn and the persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.4 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))
10.5 Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to the dELiA*s Inc. Schedule 14A filed on June 12, 1998)
10.6 iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Annex E of the joint proxy/prospectus included with the iTurf Inc. registration statement on Form S-4 (Registration No. 333-44916))
10.7 Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))
10.8 Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit
         10.13 to the dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1997)
10.9 Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit
         10.14 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.10 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)
10.11 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated September 15, 1998 (incorporated by reference to
         Exhibit 10.16 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)
10.12 Amended and Restated 1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to Exhibit A to the dELiA*s Inc.
         Schedule 14A filed on July 7, 1999)
10.13 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.14 Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))
10.15 Advertising Agreement between iTurf Inc. and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999) +
10.16 Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)
10.17 Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)
10.18 Registration Rights Agreement between iTurf Inc. and MarketSource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435))
10.19 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated October 18, 1999 (incorporated by reference to Exhibit 10.28 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)
10.20 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated October 18, 1999 (incorporated by reference to Exhibit
         10.29 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)
10.21 Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)
10.22 Amended and Restated Credit Agreement among dELiA*s Inc. and its subsidiaries set forth on Schedule 1 thereto and Congress Financial Corporation dated April 28, 2000 (incorporated by reference to the dELiA*s Inc. Current Report on Form 8-K dated May 2, 2000)
10.23 Amendment No. 3 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated June 9, 2000 (incorporated by reference to
         Exhibit 10.36 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)
10.24 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.25* Amendment Number 1 to Employment Agreement between dELiA*s Corp. (f/k/a iTurf Inc.) and Dennis Goldstein
10.26* Amendment No. 1 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated July 31, 2000
10.27* Amendment No. 2 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated November 10, 2000
10.28* Amendment No. 3 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated November 20, 2000
10.29* Amendment No. 4 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated January 19, 2001
10.30* Amendment No. 5 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated February 2, 2001
10.31* Employment Agreement between Evan Guillemin and dELiA*s Inc. dated as of October 27, 2001
10.32* Modification Agreement, dated as of May 4, 2001, among Allfirst Bank, dELiA*s Group Inc. and dELiA*s Distribution Company
10.33** Employment Agreement among Andrea Weiss, dELiA*s Corp. and Stephen I. Kahn dated as of May 7, 2001
10.34** Employment Agreement between dELiA*s Corp. and Stephen I. Kahn dated as of April 24, 2001
21*      Subsidiaries of the Registrant

23.1*    Consent of Ernst & Young LLP
23.2*    Consent of Deloitte & Touche LLP

----------
*  Previously filed
** Filed herewith