Form 10-Q
period 2001-05-05
DELIAS CORP
filed 2001-06-15
CIK 1076914

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 15, 2001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X]                             QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001




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

                                 (212) 807-9060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---

   Number of shares of Class A common stock outstanding as of June 11, 2001:
40,153,029

   Number of shares of Class B common stock outstanding as of June 11, 2001:
11,425,000


                                   ----------

================================================================================

       STATEMENTS CONTAINED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THEY APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

      o WE MAY NOT BE ABLE TO MAINTAIN ACCESS TO FINANCING TO FUND OPERATIONS AND THE EXPANSION STRATEGIES OF OUR RETAIL BUSINESS;
      o CONTINUING COSTS RELATED TO THE MERGER AND OTHER RESTRUCTURING INITIATIVES MAY EXCEED OUR RESERVES FOR SUCH INITIATIVES;
      o     WE MAY NOT BE ABLE TO REDUCE EXPENSES SUCCESSFULLY;
      o OUR COST REDUCTION INITIATIVES MAY LEAD TO REDUCED SERVICE LEVELS OR PRODUCT QUALITY, WHICH COULD HAVE AN ADVERSE IMPACT ON REVENUES;
      o     WE ARE LIKELY TO CONTINUE TO EXPERIENCE INCREASES IN THE COST OF
            MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR;
      o     WE MAY EXPERIENCE REDUCTIONS IN RESPONSE RATES TO CATALOG AND
            ELECTRONIC MAILINGS DUE TO INCREASED PROSPECTING, THE TIMING AND QUANTITY OF OUR MAILINGS AND OTHER FACTORS;
      o WE MAY NOT BE ABLE TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION;
      o     WE MAY NOT BE ABLE TO OBTAIN ACCEPTABLE STORE SITES AND LEASE TERMS;
      o     WE MAY NOT BE ABLE OPEN NEW STORES IN A TIMELY FASHION;
      o     WE MAY NOT BE ABLE TO INCREASE COMPARABLE STORE SALES;
      o ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL STORES GENERALLY MAY CAUSE OUR SALES TO DECREASE;
      o     WE ARE SUBJECT TO INCREASED LEVELS OF COMPETITION;
      o     WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL;
      o WE MAY NOT BE ABLE TO SCALE OUR COMPUTER SYSTEMS WITH GROWTH IN ONLINE TRAFFIC;
      o     WE ARE SUSCEPTIBLE TO DOWNTURNS IN GENERAL ECONOMIC CONDITIONS;
      o     WE MAY NOT BE ABLE TO ANTICIPATE AND RESPOND TO FASHION TRENDS;
      o WE MAY EXPERIENCE DECREASED LEVELS OF SERVICE FROM THIRD PARTY VENDORS AND SERVICE PROVIDERS;
      o OUR SUPPLIERS MAY NOT BE ABLE TO OBTAIN FINANCING TO PROVIDE PRODUCTS TO THE COMPANY; AND
      o     OTHER FACTORS DETAILED ELSEWHERE IN THIS REPORT.

THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC ON FORMS 10-K, 10-Q AND 8-K.

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

      IN MAY 1999, WE ANNOUNCED A CHANGE IN OUR FISCAL YEAR TO THE 52 OR 53 WEEKS ENDED ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. PRIOR TO THIS CHANGE, OUR FISCAL YEAR WAS THE YEAR ENDED JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. REFERENCES IN THIS REPORT TO "FISCAL 2001" MEAN THE PERIOD FROM FEBRUARY 4, 2001 TO FEBRUARY 2, 2002. REFERENCES TO "FISCAL 2000" MEAN THE PERIOD FROM JANUARY 30, 2000 TO FEBRUARY 3, 2001. REFERENCES TO "FISCAL 1999" MEAN THE PERIOD FROM FEBRUARY 1, 1999 TO JANUARY 29, 2000.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     FEBRUARY 3, 2001     MAY 5, 2001
                                                                     ----------------     -----------
                                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents ......................................      $ 10,121          $  6,822
    Short-term investments .........................................        11,024             4,097
    Merchandise inventories ........................................        19,974            15,309
    Assets held for sale ...........................................         3,334                --
    Prepaid expenses and other current assets ......................         9,850             7,009
                                                                          --------          --------
      Total current assets .........................................        54,303            33,237
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $13,022 at February 3, 2001 and $14,142 at May 5, 2001 .........        30,145            30,357
OTHER ASSETS .......................................................           595               469
                                                                          --------          --------
TOTAL ASSETS .......................................................      $ 85,043          $ 64,063
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses ..........................      $ 27,080          $ 19,334
    Liabilities due to customers ...................................         4,570             3,879
    Accrued restructuring ..........................................         4,059             2,430
    Bank loan payable ..............................................         2,361               335
    Other current liabilities ......................................         2,151             2,601
                                                                          --------          --------
      Total current liabilities ....................................        40,221            28,579
LONG-TERM DEBT AND CAPITAL LEASES ..................................         4,770             4,176
EXCESS OF FAIR VALUE OVER PURCHASE PRICE ...........................        19,383            18,389
OTHER LONG-TERM LIABILITIES ........................................           513               567
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share;
      Authorized shares - 1,000,000; Issued shares - none ..........            --                --
    Class A common stock, par value $.01 per share;
      Authorized shares - 100,000,000;
      Issued shares - 38,267,035 and 38,263,964 shares, respectively
      (including 1,685,580 in treasury) ............................           383               383
    Class B common stock, par value $.01 per share;
      Authorized shares - 12,500,000;
      Issued shares - 11,425,000 (all in treasury) .................           114               114
    Additional paid-in capital .....................................        91,293            91,462
    Less common stock in treasury, at cost .........................       (11,041)          (11,041)
    Deferred compensation ..........................................        (1,168)             (842)
    Retained deficit ...............................................       (59,425)          (67,724)
                                                                          --------          --------
      Total stockholders' equity ...................................        20,156            12,352
                                                                          --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................      $ 85,043          $ 64,063
                                                                          ========          ========


            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THIRTEEN WEEKS ENDED
                                                   APRIL 29, 2000  MAY 5, 2001
                                                   --------------  -----------
                                                            (UNAUDITED)
NET SALES .........................................   $ 49,057       $ 36,231

COST OF SALES .....................................     25,792         19,682
                                                      --------       --------

GROSS PROFIT ......................................     23,265         16,549

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......     39,003         24,462

RESTRUCTURING CHARGES .............................         --            384

INTEREST AND OTHER EXPENSE (INCOME), NET ..........       (667)             2

MINORITY INTEREST .................................     (3,901)            --
                                                      --------       --------

LOSS BEFORE INCOME TAXES ..........................    (11,170)        (8,299)

BENEFIT FOR INCOME TAXES ..........................     (2,424)            --
                                                      --------       --------

NET LOSS ..........................................   $ (8,746)      $ (8,299)
                                                      ========       ========


BASIC AND DILUTED NET LOSS PER SHARE ..............   $  (0.35)      $  (0.23)
                                                      ========       ========

SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
    NET LOSS PER SHARE ............................     24,873         35,331
                                                      ========       ========









            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             THIRTEEN WEEKS ENDED
                                                                                       APRIL 29, 2000       MAY 5, 2001
                                                                                       --------------       -----------
                                                                                                   (UNAUDITED)
OPERATING ACTIVITIES:
   Net loss ...................................................................           $ (8,746)           $ (8,299)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization .......................................              3,122                 282
          Merger and restructuring charges ....................................                 --                 384
          Non-cash compensation expense related to restricted stock ...........                 --                 310
          Minority interest ...................................................             (3,901)                 --
          Deferred taxes ......................................................               (455)                 --
          Amortization of investments .........................................               (153)                (13)
          Changes in operating assets and liabilities:
            Merchandise inventories ...........................................              1,741               2,851
            Prepaid expenses and other current assets .........................                848               3,366
            Other assets ......................................................                109                  26
            Current liabilities ...............................................             (3,329)             (6,619)
            Long-term liabilities .............................................             (2,087)                 54
                                                                                          --------            --------
    Net cash used in operating activities .....................................            (12,851)             (7,658)
                                                                                          ========            ========

INVESTING ACTIVITIES:
    Capital expenditures ......................................................             (2,269)             (1,565)
    Purchase of investment securities .........................................            (10,683)                 --
    Proceeds from the maturity of investment securities .......................             20,156               6,940
    Proceeds from sale of businesses ..........................................                 --               3,483
    Acquisition of business ...................................................                174              (2,500)
                                                                                          --------            --------
Net cash provided by investing activities .....................................              7,378               6,358
                                                                                          ========            ========

FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit agreement .....................                 --              (2,026)
   Principal payments on long-term debt and capital lease obligations .........               (179)               (144)
    Exercise of options to purchase 3,500 and 72,178 shares, respectively .....                 20                 171
    Other .....................................................................                 54                  --
                                                                                          --------            --------
Net cash used in financing activities .........................................               (105)             (1,999)
                                                                                          ========            ========

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ................................             (5,578)             (3,299)

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ..................................             24,985              10,121
                                                                                          --------            --------
CASH & CASH EQUIVALENTS--END OF PERIOD ........................................           $ 19,407            $  6,822
                                                                                          ========            ========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITY:
February 2000 issuance of a subsidiary's common stock for the acquisition of theSpark.com, Inc.

            See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS

      We are a multichannel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. We reach our customers through the dELiA*s catalog, www.dELiAs.cOm and 37 dELiA*s retail stores.

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

      We are subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales generally to be higher in the second half of each fiscal year than in the first half of the same fiscal year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

      PRINCIPLES OF CONSOLIDATION-- Our consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which, except iTurf, were wholly-owned for all periods presented. For the period that iTurf was not wholly-owned, the accounts of iTurf were included in the consolidated financial statements with the outside ownership of iTurf reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

      UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles in the United States for interim financial reporting. In the opinion of management, the accompanying consolidated financial statements are presented on a basis consistent with the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with our February 3, 2001 audited consolidated financial statements and the notes thereto, which are included in our annual report on Form 10-K for the year ended February 3, 2001, which was filed under the Securities Exchange Act of 1934. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

      RESTRICTED STOCK -- During the first quarter of fiscal 2001, approximately 75,000 shares of unvested restricted stock were forfeited. The number of issued shares in the accompanying consolidated balance sheet is shown net of such canceled shares.

      RECLASSIFICATIONS -- Certain amounts have been reclassified to conform to the current presentation.

3.    SEGMENTS

We currently have two reportable segments: dELiA*s Direct and dELiA*s Retail. All of our other businesses, which were in the process of being sold or shut down in the first quarter of fiscal 2001 and therefore no longer qualify as operating segments under SFAS No. 131, are included as "Non-core" below. Our two segments offer similar products to similar customers, but are managed separately because of their distribution methods. Certain amounts in our fiscal 2000 segment disclosure have been reclassified to conform to the current presentation.

                                                                       FIRST QUARTER
                                                                 FISCAL 2000     FISCAL 2001
                                                                 -----------     -----------
NET REVENUES
    dELiA*s Direct                                              $ 23,051,000    $ 20,200,000
    dELiA*s Retail                                                 6,434,000      10,600,000
                                                                ------------    ------------
    Core dELiA*s                                                  29,485,000      30,800,000
    Non-core                                                      19,572,000       5,431,000
                                                                ------------    ------------
    Total                                                       $ 49,057,000    $ 36,231,000
                                                                ============    ============

LOSS BEFORE TAXES
    dELiA*s Direct operating loss                               $ (1,151,000)   $ (2,029,000)
    dELiA*s Retail operating loss                                   (837,000)     (1,123,000)
    Non-core operating loss                                       (9,322,000)     (2,560,000)
                                                                ------------    ------------
    Total operating loss                                         (11,310,000)     (5,712,000)
    Unallocated shared expenses                                    1,306,000       1,609,000
    Depreciation, amortization and non-cash compensation           3,122,000         592,000
    Merger, restructuring and other one-time non-cash charges             --         384,000
    Minority interest                                             (3,901,000)             --
    Interest and other expense (income), net                        (667,000)          2,000
                                                                ------------    ------------
    Total                                                       $(11,170,000    $ (8,299,000)
                                                                ============    ============


4.    MERGER AND RESTRUCTURING

      During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The merger and restructuring of our businesses included a number of initiatives and resulted in a total fiscal 2000 charge of $53.1 million, which was recorded as $30.0 million of merger and restructuring charges, a $19.8 million income tax charge and $3.3 million in cost of sales.

      During the first quarter of fiscal 2001, we recorded additional restructuring charges of approximately $400,000, which primarily reflects a net loss on our sale on April 26, 2001 of substantially all of the assets of the Storybook Heirlooms business as well as additional severance charges offset by a gain on the sale on March 19, 2001 sale of the TheSpark.com businesses and a reversal of approximately $300,000 of excess reserves as certain actual costs were lower than our original estimates. We expect to record additional restructuring charges during the second quarter of fiscal 2001 in connection with the divestiture of gURL.com (see Note 7).

      In February 2001 we paid the former shareholders of theSpark.com $2.5m in accordance with the amended acquisition agreement.


      After completion of the sale on March 19, 2001 of the TheSpark.com businesses to a subsidiary of Barnes & Noble, Inc. and our related payment of $1.7 million to the former stockholders of theSpark.com, Inc., our remaining obligations to such former stockholders in connection with our acquisition of the TheSpark.com businesses were: (1) to issue to them on June 1, 2001 approximately 1.3 million shares of our Class A common stock; and (2) to pay them $1.5 million in cash or stock (at our election) not later than March 1, 2002. The estimated value of these contingent obligations net of the estimated proceeds on the sale was reserved as part of our restructuring initiatives.

   As of May 5, 2001, our balance sheet included accruals of $2.1 million for future lease and other obligations and $300,000 of related severance costs. We expect the accrued amounts to be paid by the third quarter of fiscal 2001.

5.    COMMITMENTS AND CONTINGENCIES

LITIGATION

      In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 26, 2001. We intend to vigorously defend against this action. While an estimate of the possible range of loss can not be made, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

      Between August 17 and August 25, 2000, three purported class action complaints on behalf of a subsidiary's stockholders were filed in Delaware Chancery Court against the subsidiary, dELiA*s Inc. and each of the subsidiary's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of the subsidiary's board of directors breached their fiduciary duties to the subsidiary's public stockholders and that the merger exchange ratio was unfair to the subsidiary's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages, which may take the form of issuance of additional common stock to members of the plaintiff class. If we were to issue a significant number of shares of our common stock in connection with this action, it would materially dilute our current stockholders. On April 3, 2001, we filed a motion to dismiss the lawsuit. Although we believe that the allegations of the complaint are without substantial merit and intend to vigorously contest this action, we can not predict at this time the outcome of any litigation or the possible range of loss or whether the resolution of the litigation could have a material adverse effect on our business or the value of our common stock.

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

INTERNET ALLIANCES

      In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. On March 30, 2001, the original agreement was superseded by a new agreement under which we agreed to pay our remaining obligation of approximately $1.1 million to America Online over a 27-month period. At April 28, 2001, we had a remaining payment obligation of approximately $737,000 to be paid out over the remainder of the term. In connection with the sale of our gURL.com business on May 24, 2001 (see Note 7), we assigned a portion of our obligation to the purchaser of that business, although we remain liable in the event the purchaser fails to pay America Online.

6.    LONG-TERM DEBT AND CREDIT FACILITIES

      In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a seven-year mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. In August 1999, we also entered into an interest-rate swap agreement with Allfirst Bank, under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. Effective May 1, 2001, we received a waiver of the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date. On May 4, 2001, we terminated the related interest-rate swap agreement.

      On April 28, 2000, we entered into a three-year agreement with Congress Financial Corporation that amended and restated the terms of our previous credit agreement with First Union, the parent company of Congress. The Congress facility, as subsequently amended in connection with our merger and restructurings, consists of a revolving line of credit permitting us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the agreement are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants, with which we are in compliance, and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined. As of May 5, 2001, the outstanding balance was $335,000, outstanding letters of credit were $2.9 million and unused available credit was $3.8 million.

      On May 4, 2001, we entered into amendment number 6 to our credit agreement with Congress Financial Corporation, permitting us to make a prepayment of principal to Allfirst Bank and increasing the interest rate on our borrowings by 100 basis points.

      As of the end of the first quarter of fiscal 2001, we were not in compliance with the minimum adjusted net worth requirement of our credit agreement with Congress. Such default was subsequently waived and the covenant adjusted (see Note 7.)

7.    SUBSEQUENT EVENTS

      On May 14, 2001, we issued 300,000 shares of restricted Class A common stock to Andrea Weiss in connection with her employment as our president.

      On May 24, 2001, we completed the sale of substantially all of the assets of the gURL.com online content and community Web site to PrimediaNet Inc., a subsidiary of Primedia Inc. In connection with the sale, we assigned approximately $350,000 of our obligations under our agreement with America Online to PrimediaNet. We remain liable to America Online for payment of all obligations under the our agreement, including the assigned obligations. In the event PrimediaNet defaults on the obligations it has assumed, we would have a contractual claim against PrimediaNet and Primedia.

      On June 1, 2001, we issued 1,315,271 shares of our Class A common stock to the former stockholders of theSpark.com, Inc. in connection with our fiscal 2000 acquisition of that business.

      On June 6, 2001, we filed a registration statement with the Securities and Exchange Commission registering 5 million shares of our Class A common stock for sale by us or on our behalf from time to time. We can give no assurances about our ability to sell these shares or the price at which such shares are sold.

      On June 12, 2001, we entered into an agreement with Congress waiving our default under the minimum adjusted net worth covenant in our credit agreement and amending the adjusted net worth covenant through September 30, 2001. If we fail to add to our net worth by raising additional capital, increasing earnings or other means, we are likely to be out of compliance with the minimum adjusted worth covenant in September. In such event, there can be no assurance that we will continue to have access to the working capital necessary to operate our business as planned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION PRESENTED, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT AND IN OUR ANNUAL REPORT ON FORM 10-K.

OVERVIEW

      Through our catalogs, retail stores and Web sites, we market apparel, accessories and home furnishings, as well as other goods and services, primarily to teen girls and young women.

      MERGER AND RESTRUCTURING CHARGES. During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses and we recorded significant merger and restructuring-related charges.

      During the first quarter of fiscal 2001, we recorded additional restructuring charges of approximately $400,000, which primarily reflects a net loss on our sale on April 26, 2001 of substantially all of the assets of the Storybook Heirlooms business as well as additional severance charges offset by a gain on the March 19, 2001 sale of the TheSpark.com businesses and a reversal of approximately $300,000 of excess reserves as certain actual costs were lower than our original estimates. We expect to record additional restructuring charges during the second quarter of fiscal 2001 in connection with the divestiture of gURL.com.


      In February 2001 we paid the former shareholders of theSpark.com $2.5m in accordance with the amended acquisition agreement.

      After completion of the sale on March 19, 2001 of the TheSpark.com businesses to a subsidiary of Barnes & Noble, Inc. and our related payment of $1.7 million to the former stockholders of theSpark.com, Inc., our remaining obligations to such former stockholders in connection with our acquisition of the TheSpark.com businesses were: (1) to issue to them on June 1, 2001 approximately 1.3 million shares of our Class A common stock; and (2) to pay them $1.5 million in cash or stock (at our election) not later than March 1, 2002. The estimated value of these contingent obligations net of the estimated proceeds on the sale was reserved as part of our restructuring initiatives.

CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for construction of our dELiA*s retail stores. Our plans to open a total of 10 dELiA*s retail stores during fiscal 2001 are expected to result in related capital expenditures of approximately $3.0 million.

GENERAL MATTERS AFFECTING OUR CORE DELIA*S BUSINESS. The operating results of our ongoing dELiA*s business are subject to the following uncertainties, each of which is described in more detail in our annual report on Form 10-K under "Risk Factors":

      o access to financing to fund the operations and the expansion strategies of our business;
      o     our ability to anticipate and respond to fashion trends;
      o timing and quantity of catalog and electronic mailings and customer response rates;
      o availability of acceptable store sites and lease terms and the possibility of increasing comparable store sales; and
      o other factors described in our annual report on Form 10-K, particularly under "Risk Factors."

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                    FISCAL QUARTER ENDED
                                                APRIL 29, 2000   MAY 5, 2001
                                                --------------   -----------
Net sales                                            100.0%         100.0%
Cost of sales                                         52.6           54.3
                                                     -----          -----
Gross profit                                          47.4           45.7
Selling, general and administrative expenses          79.5           67.5
Merger and restructuring charges                      --              1.1
Interest and other income, net                        (1.4)           0.0
Minority interest                                     (8.0)          --
                                                     -----          -----
Loss before income taxes                             (22.7)         (22.9)
Benefit for income taxes                              (4.9)          --
                                                     -----          -----
Net loss                                             (17.8)%        (22.9)%
                                                     =====          =====

COMPARISON OF FISCAL QUARTERS ENDED MAY 5, 2001 AND APRIL 29, 2000

      NET SALES. Net sales decreased approximately $12.8 million from $49.1 million in the first quarter of fiscal 2000 to $36.2 million in the first quarter of fiscal 2001. The decrease was due to the impact of divestitures of non-core businesses, partially offset by a 4.5% increase in our core dELiA*s-branded business. The $4.1 million dELiA*s Retail increase was offset, in part, by the $2.9 million decrease in dELiA*s Direct.

      GROSS MARGIN. Gross margin decreased from 47.4% in the first quarter of fiscal 2000 to 45.7% in the first quarter of fiscal 2001. The decrease primarily relates to our non-core businesses, which experienced a 785 basis point decrease due to aggressive promotion and lower than anticipated advertising revenue in our non-core media properties.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $14.5 million from $39.0 million in the first quarter of fiscal 2000 to $24.5 million in the first quarter of fiscal 2001. Selling, general and administrative expenses also decreased as a percentage of net sales, from 79.5% in the first quarter of fiscal 2000 to 67.5% in the first quarter of fiscal 2001. The decrease primarily relates to operating expenses of our discontinued and disposed non-core businesses and related decreases in depreciation, amortization and non-cash compensation as well as decreases in our core direct business offset, in part, by increases in our core retail business as expansion continued.

      MERGER AND RESTRUCTURING CHARGES. During the first quarter of fiscal 2001, we recorded a charge (primarily non-cash) of approximately $400,000 in connection with our recent restructuring initiatives. This charge primarily reflects a net loss on the sale of the Storybook Heirlooms assets as well as additional severance charges partially offset by a gain on the sale of the TheSpark.com businesses and reversal of excess reserves. We expect to record additional restructuring charges during the second quarter of fiscal 2001 in connection with the May 2001 divestiture of gURL.com.

      MINORITY INTEREST. For the period that iTurf Inc. was not wholly-owned by dELiA*s, we reflected the outside ownership of iTurf as minority interest.

      INCOME TAXES. Since the November 2000 merger of dELiA*s Inc. and iTurf Inc., our deferred tax assets have been fully reserved due to the uncertainty of our ability to utilize the benefit.

SEASONALITY

      We experience seasonal and cyclical fluctuations in our revenues and results of operations. For example, sales of apparel, accessories and footwear are generally lower in the first half of each year than in the second half. In addition, due to the cyclical nature of our businesses and our sensitivity to consumer spending patterns, purchases of apparel and accessories tend to decline during recessionary periods and may decline at other times. Consequently, our results of operations from quarter to quarter may become less comparable. Our quarterly results will also be affected by the timing of catalog mailings and promotions and may also fluctuate as a result of a number of other factors described in our annual report on Form 10-K, particularly under "Risk Factors." As a result of seasonal and cyclical patterns and these other factors, you should not rely on quarter-to-quarter comparisons of our results of operations as indicative of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

      Cash used in operations in the first quarter of fiscal 2000 and 2001 was $12.9 million and $7.7 million, respectively. The decrease in cash used in operations primarily relates to lower operating losses and more manageable working capital levels, both of which relate to our recent restructuring initiatives.

      Investing activities provided $7.4 million and $6.4 million in the first quarters of fiscal 2000 and 2001, respectively, primarily relating to net investment proceeds offset by capital expenditures and, in fiscal 2001, to the cash proceeds of the sale of non-core businesses. During fiscal 2001, we expect to make capital expenditures of approximately $4.0 million, approximately $3.0 million of which relates to the construction of new retail stores.

      Financing activities, primarily net repayments under our credit agreement, used $2.0 million in the first quarter of fiscal 2001. Cash flows from financing activities were not significant in the first quarter of fiscal 2000.

      In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a seven-year mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. In August 1999, we also entered into an interest-rate swap agreement with Allfirst Bank, under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. Effective May 1, 2001, we received a waiver of the fixed charge coverage ratio covenant in the loan agreement through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date. On May 4, 2001, we terminated the related interest-rate swap agreement.

      On April 28, 2000, we entered into a three-year agreement with Congress Financial Corporation that amended and restated the terms of our previous credit agreement with First Union National Bank, the parent company of Congress. The Congress facility, as subsequently amended in connection with our merger and restructurings, consists of a revolving line of credit permitting us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the agreement are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined. As of May 5, 2001, the outstanding balance was $335,000, outstanding letters of credit were $2.9 million and unused available credit was $3.8 million.

      On May 4, 2001, we entered into amendment number 6 to our credit agreement with Congress Financial Corporation, permitting us to make a prepayment of principal to Allfirst Bank and increasing the interest rate on our borrowings by 100 basis points.

      On June 12, 2001, we entered into an agreement with Congress waiving our default under the minimum adjusted net worth covenant in our credit agreement and amending the adjusted net worth covenant through September 30, 2001. If we fail to add to our net worth by raising additional capital, increasing earnings or other means, we are likely to be out of compliance with the minimum adjusted worth covenant in September. In such event, there can be no assurance that we will continue to have access to the working capital necessary to operate our business as planned.

      On June 6, 2001, we filed a registration statement with the Securities and Exchange Commission registering 5 million shares of our Class A common stock for sale by us or on our behalf from time to time.

      We believe that our cash on hand and cash expected to be generated by operations, together with the funds available under our credit agreement and cash generated from the sale of our common stock, will be sufficient to meet our capital and operating requirements through fiscal 2001. However, we can give no assurances that we will be able to raise sufficient capital through operations and through the sale of stock to comply with the covenants in our credit agreement. Our failure to raise sufficient capital, meet our internal earnings projections or to have continued access to borrowings under our credit facility would have a material adverse effect on our business. Additional funds, that may be necessary to operate the business, may not be available to us on favorable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      We are currently exposed to changes in interest rates primarily from our credit and our variable-rate mortgage arrangements.

      Our investments are debt securities that are classified as held-to-maturity and carried at amortized cost. Because our intention is to hold these investments to maturity, their value to us is not affected by changes in interest rates.

      Until recently, an interest rate hedge offset our outstanding variable-rate mortgage debt. Therefore, we effectively paid a fixed interest rate on the mortgage and we were not exposed to interest rate risk. In May 2001, the hedge was terminated. As a result, we are subject to interest rate fluctuations on the remaining principal balance of the variable-rate mortgage loan. Based on the current principal balance, a hypothetical 100 basis point movement of in interest rates would not have a material effect on our interest costs.

      We are also affected by interest rate changes to the extent that fluctuating rate loans are outstanding under our credit facility. Based on our outstanding balance of $335,000 at May 5, 2001, a hypothetical 100 basis point increase in interest rates would not have a material effect on our interest costs.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated Section

10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 26, 2001. We intend to vigorously defend against this action. While an estimate of the possible range of loss can not be made, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

      Between August 17 and August 25, 2000, three purported class action complaints on behalf of a subsidiary's stockholders were filed in Delaware Chancery Court against the subsidiary, dELiA*s Inc. and each of the subsidiary's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of the subsidiary's board of directors breached their fiduciary duties to the subsidiary's public stockholders and that the merger exchange ratio was unfair to the subsidiary's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages, which may take the form of issuance of additional common stock to members of the plaintiff class. If we were to issue a significant number of shares of our common stock in connection with this action, it would materially dilute our current stockholders. On April 3, 2001, we filed a motion to dismiss the lawsuit. Although we believe that the allegations of the complaint are without substantial merit and intend to vigorously contest this action, we can not predict at this time the outcome of any litigation or the possible range of loss or whether the resolution of the litigation could have a material adverse effect on our business or the value of our common stock.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   See "Exhibit Index" following the signature page.

      (b) We did not file any current reports on Form 8-K during the first quarter of fiscal 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               dELiA*s Corp.
                               (Registrant)
Date: June 15, 2001

                               By: /s/ Stephen I. Kahn
                                   -------------------------------
                                       Stephen I. Kahn
                                       Chairman of the Board and Chief Executive Officer


                               By: /s/ Dennis Goldstein
                                   -------------------------------
                                       Dennis Goldstein
                                       Chief Financial Officer and Treasurer
                                       (principal financial and accounting officer)

                                  EXHIBIT INDEX
2.1 Agreement and Plan of Merger dated February 4, 2000, by and among iTurf, iTurf Caveman Acquisition Corporation, TheSpark.com, Inc. ("Spark"), and the stockholders of Spark (incorporated by reference to Exhibit 2.1 to the iTurf Inc. Current Report on Form 8-K dated February 25, 2000)
2.2     Agreement and Plan of Merger, dated as of August 16, 2000, among iTurf
        Inc., iTurf Breakfast Corp. and dELiA*s Inc. (incorporated by reference to Annex A to the iTurf Inc. Registration Statement on Form S-4
        (Registration No. 333-44916))
3.1 Second Restated Certificate of Incorporation of iTurf Inc. (incorporated by reference to Annex B to the joint proxy statement/prospectus included with the iTurf Inc. Registration Statement on Form S-4 (Registration No.
        333-44916))
3.2 Amended and Restated By-laws of dELiA*s Corp. (incorporated by reference to Exhibit 3.2 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.1    Employment Agreement between dELiA*s Inc. and Christopher C. Edgar
        (incorporated by reference to Exhibit 10.2 to the dELiA*s Inc.
        Registration Statement on Form S-1 (Registration No. 333-15153))
10.2    Form of Family Stockholders Agreement among dELiA*s Inc., Stephen I.
        Kahn and the persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.4 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))
10.3    Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc.
        (incorporated by reference to the dELiA*s Inc. Schedule 14A filed on June 12, 1998)
10.4 iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Annex E of the joint proxy/prospectus included with the iTurf Inc. registration statement on Form S-4 (Registration No.
        333-44916))
10.5    Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector,
        Church Wardens and Vestrymen of Trinity Church in the City of New York
        (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No.
        333-15153))
10.6    Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector,
        Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.13 to the dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended
        January 31, 1997)
10.7    Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector,
        Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit 10.14 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.8    Amendment No. 1 to Employment Agreement between dELiA*s Inc. and
        Christopher C. Edgar, dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the dELiA*s Inc. Quarterly Report on Form
        10-Q for the fiscal quarter ended October 31, 1998)
10.9    Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan
        Guillemin, dated September 15, 1998 (incorporated by reference to
        Exhibit 10.16 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)
10.10   1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to
        Exhibit 10.17 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)
10.11 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to the iTurf Inc. registration statement on Form S-1 (Registration No.
        333-71123))
10.12   Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated
        April 8, 1999 (incorporated by reference to Exhibit 10.2 to the iTurf
        Inc. registration statement on Form S-1 (Registration No. 333-71123))



10.13   Advertising Agreement between iTurf Inc. and America Online, Inc., dated
        May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf
        Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1,
        1999) +
10.14   Construction Loan Agreement dated August 6, 1999, among dELiA*s
        Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)
10.15 Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)
10.16   Registration Rights Agreement between iTurf Inc. and MarketSource
        Corporation (incorporated by reference to Exhibit 10.19 to the iTurf
        Inc. Registration Statement on Form S-1 (Registration No. 333-90435))
10.17   Amendment No. 2 to Employment Agreement between dELiA*s Inc. and
        Christopher C. Edgar, dated October 18, 1999 (incorporated by reference to Exhibit 10.28 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)
10.18   Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan
        Guillemin, dated October 18, 1999 (incorporated by reference to Exhibit
        10.29 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)
10.19 Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended
        January 29, 2000)
10.20 Amended and Restated Credit Agreement among dELiA*s Inc. and its subsidiaries set forth on Schedule 1 thereto and Congress Financial
        Corporation dated April 28, 2000 (incorporated by reference to the dELiA*s Inc. Current Report on Form 8-K dated May 2, 2000)
10.21   Amendment No. 3 to Employment Agreement between dELiA*s Inc. and
        Christopher C. Edgar, dated June 9, 2000 (incorporated by reference to
        Exhibit 10.36 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)
10.22 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to iTurf Inc. Registration Statement on Form
        S-1 (Registration No. 333-71123))
10.23 Amendment Number 1 to Employment Agreement between dELiA*s Corp. (f/k/a iTurf Inc.) and Dennis Goldstein (incorporated by reference to Exhibit
        10.27 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.24   Amendment No. 1 to Amended and Restated Credit Agreement among dELiA*s
        Inc. and certain of its subsidiaries and Congress Financial Corporation, dated July 31, 2000 (incorporated by reference to Exhibit 10.28 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended
        February 3, 2001)
10.25   Amendment No. 2 to Amended and Restated Credit Agreement among dELiA*s
        Inc. and certain of its subsidiaries and Congress Financial Corporation, dated November 10, 2000 (incorporated by reference to Exhibit 10.29 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended
        February 3, 2001)
10.26   Amendment No. 3 to Amended and Restated Credit Agreement among dELiA*s
        Corp. and certain of its subsidiaries and Congress Financial
        Corporation, dated November 20, 2000 (incorporated by reference to
        Exhibit 10.30 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.27   Amendment No. 4 to Amended and Restated Credit Agreement among dELiA*s
        Corp. and certain of its subsidiaries and Congress Financial
        Corporation, dated January 19, 2001 (incorporated by reference to
        Exhibit 10.31 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.28   Amendment No. 5 to Amended and Restated Credit Agreement among dELiA*s
        Corp. and certain of its subsidiaries and Congress Financial
        Corporation, dated February 2, 2001 (incorporated by




        reference to Exhibit 10.32 to the dELiA*s Corp. Annual Report on Form
        10-K for the fiscal year ended February 3, 2001)
10.29 Employment Agreement between Evan Guillemin and dELiA*s Inc. dated as of October 27, 2000 (incorporated by reference to Exhibit 10.33 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended
        February 3, 2001)
10.30 Modification Agreement, dated as of May 4, 2001, among Allfirst Bank, dELiA*s Group Inc. and dELiA*s Distribution Company (incorporated by reference to Exhibit 10.34 to the dELiA*s Corp. Annual Report on Form
        10-K for the fiscal year ended February 3, 2001)
10.31   Employment Agreement among Andrea Weiss, dELiA*s Corp. and Stephen I.
        Kahn dated as of May 7, 2001 (incorporated by reference to Exhibit 10.33 to Amendment 1 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.32 Employment Agreement between dELiA*s Corp. and Stephen I. Kahn dated as of April 24, 2001 (incorporated by reference to Exhibit 10.34 to
        Amendment 1 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.33* Amendment No. 6 to Amended and Restated Credit Agreement among dELiA*S Corp. and certain of its subsidiaries and Congress Financial
        Corporation, dated May 4, 2001
10.34* Amendment No. 7 to Amended and Restated Credit Agreement among dELiA*S Corp. and certain of its subsidiaries and Congress Financial
        Corporation, dated June 12, 2001

--------------
+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

*  Filed herewith.