Form 10-Q
period 2001-08-04
DELIAS CORP
filed 2001-09-18
CIK 1076914

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 18, 2001
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

[X]                               QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2001


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

     Number of shares of Class A common stock outstanding as of September 14, 2001: 46,181,188
     Number of shares of Class B common stock outstanding as of September 14, 2001: 11,425,000


                            -------------------------

================================================================================

       STATEMENTS CONTAINED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THEY APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

       o      CONTINUING COSTS RELATED TO OUR RESTRUCTURING AND FINANCING
              INITIATIVES MAY EXCEED OUR RESERVES FOR SUCH INITIATIVES;
       o      OUR COST REDUCTION INITIATIVES MAY LEAD TO REDUCED SERVICE LEVELS
              OR PRODUCT QUALITY, WHICH COULD HAVE AN ADVERSE IMPACT ON
              REVENUES;
       o      WE ARE LIKELY TO CONTINUE TO EXPERIENCE INCREASES IN THE COST OF
              MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR;
       o      WE MAY EXPERIENCE REDUCTIONS IN RESPONSE RATES TO CATALOG AND
              ELECTRONIC MAILINGS DUE TO INCREASED PROSPECTING, THE TIMING AND QUANTITY OF OUR MAILINGS AND OTHER FACTORS;
       o WE MAY NOT BE ABLE TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION;
       o      WE MAY NOT BE ABLE TO OBTAIN ACCEPTABLE STORE SITES AND LEASE
              TERMS;
       o      WE MAY NOT BE ABLE TO OPEN NEW STORES IN A TIMELY FASHION;
       o ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL STORES GENERALLY MAY CAUSE OUR SALES TO DECREASE;
       o      WE MAY BE SUBJECT TO INCREASED LEVELS OF COMPETITION;
       o      WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL;
       o      WE ARE SUSCEPTIBLE TO DOWNTURNS IN GENERAL ECONOMIC CONDITIONS;
       o      WE MAY NOT BE ABLE TO ANTICIPATE AND RESPOND TO FASHION TRENDS;
       o WE MAY EXPERIENCE DECREASED LEVELS OF SERVICE FROM THIRD PARTY VENDORS AND SERVICE PROVIDERS;
       o OUR SUPPLIERS MAY NOT BE ABLE TO OBTAIN FINANCING TO PROVIDE PRODUCTS TO US; AND
       o      OTHER FACTORS DETAILED ELSEWHERE IN THIS REPORT.

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





                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               FEBRUARY 3, 2001   AUGUST 4, 2001
                                                                               ----------------   --------------
                                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents .................................................   $  10,121         $  30,437
     Short-term investments ....................................................      11,024                --
     Merchandise inventories ...................................................      19,974            16,553
     Assets held for sale ......................................................       3,334                --
     Prepaid expenses and other current assets .................................       9,850             6,327
                                                                                   ---------         ---------
         Total current assets ..................................................      54,303            53,317

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $13,022 at February 3, 2001 and $15,963 at August 4, 2001 .................      30,145            30,804
OTHER ASSETS ...................................................................         595               443
                                                                                   ---------         ---------
TOTAL ASSETS ...................................................................   $  85,043         $  84,564
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses .....................................   $  27,080         $  12,548
     Liabilities due to customers ..............................................       4,570             3,778
     Accrued restructuring .....................................................       4,059             2,846
     Bank loan payable .........................................................       2,361             2,880
     Other current liabilities .................................................       2,151               581
                                                                                   ---------         ---------
         Total current liabilities .............................................      40,221            22,633

LONG-TERM DEBT AND CAPITAL LEASES ..............................................       4,770             3,991
EXCESS OF FAIR VALUE OVER PURCHASE PRICE .......................................      19,383            17,388
OTHER LONG-TERM LIABILITIES ....................................................         513               955

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         Authorized shares - 1,000,000; Issued shares - none ...................          --                --
     Class A common stock, par value $.01 per share;
         Authorized shares - 100,000,000;
         Issued shares - 38,267,035 and 46,109,706 shares, respectively
         (including 1,685,580 in treasury) .....................................         383               461
     Class B common stock, par value $.01 per share;
         Authorized shares - 12,500,000;
         Issued shares - 11,425,000 (all in treasury) ..........................         114               114
     Additional paid-in capital ................................................      91,293           130,280
     Less common stock in treasury, at cost ....................................     (11,041)          (11,041)
     Deferred compensation .....................................................      (1,168)           (1,517)
     Retained deficit ..........................................................     (59,425)          (78,700)
                                                                                   ---------         ---------
         Total stockholders' equity ............................................      20,156            39,597
                                                                                   ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $  85,043         $  84,564
                                                                                   =========         =========

            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   THIRTEEN WEEKS ENDED
                                                                             JULY 29, 2000   AUGUST 4, 2001
                                                                             -------------   --------------
                                                                                       (UNAUDITED)
NET SALES     ..............................................................    $ 37,295         $ 25,955
COST OF SALES ..............................................................      21,122           14,713
                                                                                --------         --------
GROSS PROFIT  ..............................................................      16,173           11,242

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................................      35,143           17,673
RESTRUCTURING AND FINANCE CHARGES...........................................          --            4,591
INTEREST AND OTHER INCOME, NET..............................................        (414)             (46)
MINORITY INTEREST...........................................................      (4,687)              --
                                                                                --------         --------
LOSS BEFORE INCOME TAXES....................................................     (13,869)         (10,976)
BENEFIT FOR INCOME TAXES....................................................      (3,376)              --
                                                                                --------         --------
NET LOSS   .................................................................    $(10,493)        $(10,976)
                                                                                ========         =========
BASIC AND DILUTED NET LOSS PER SHARE........................................    $  (0.42)        $  (0.28)
                                                                                ========         ========
SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
     NET LOSS PER SHARE.....................................................      24,928           39,731
                                                                                ========         ========


                                                                                   TWENTY-SIX WEEKS ENDED
                                                                             JULY 29, 2000   AUGUST 4, 2001
                                                                             -------------   --------------
                                                                                      (UNAUDITED)

NET SALES     ..............................................................    $ 86,352         $ 62,186
COST OF SALES ..............................................................      46,914           34,395
                                                                                --------         --------
GROSS PROFIT  ..............................................................      39,438           27,791

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................................      74,146           42,135
RESTRUCTURING AND FINANCE CHARGES...........................................          --            4,975
INTEREST AND OTHER INCOME, NET..............................................      (1,081)             (44)
MINORITY INTEREST...........................................................      (8,588)              --
                                                                                --------        ---------
LOSS BEFORE INCOME TAXES....................................................     (25,039)         (19,275)
BENEFIT FOR INCOME TAXES....................................................      (5,800)              --
                                                                                --------        ---------
NET LOSS   .................................................................    $(19,239)       $ (19,275)
                                                                                ========        =========

BASIC AND DILUTED NET LOSS PER SHARE........................................    $  (0.77)       $   (0.51)
                                                                                ========        =========
SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
     NET LOSS PER SHARE.....................................................      24,900           37,531
                                                                                ========        =========


            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    TWENTY-SIX WEEKS ENDED
                                                                                JULY 29, 2000    AUGUST 4, 2001
                                                                                -------------    --------------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
     Net loss ..................................................................   $(19,239)         $(19,275)
     Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization ....................................      6,401               668
              Restructuring and finance charges ................................         --             4,369
              Non-cash compensation expense related to restricted stock ........      1,601               630
              Minority interest ................................................     (8,588)               --
              Deferred taxes ...................................................     (6,146)               --
              Amortization of investments ......................................       (321)              (12)
              Changes in operating assets and liabilities:
                  Merchandise inventories ......................................     (2,374)            1,607
                  Prepaid expenses and other current assets ....................       (486)            4,048
                  Other assets .................................................        345                52
                  Current liabilities ..........................................       (817)          (10,349)
                  Long-term liabilities ........................................          9               442
                                                                                   --------          --------
Net cash used in operating activities ..........................................    (29,615)          (17,820)
                                                                                   ========          ========

INVESTING ACTIVITIES:
     Purchase of investment securities .........................................    (17,876)               --
     Proceeds from the maturity of investment securities .......................     34,838            11,036
     Capital expenditures ......................................................     (5,025)           (3,756)
     Proceeds from sale of businesses ..........................................         --             3,783
     Acquisition of business ...................................................        174            (2,500)
                                                                                   --------          --------
Net cash provided by investing activities ......................................     12,111             8,563
                                                                                   ========          ========

FINANCING ACTIVITIES:
     Net proceeds from common stock offering ...................................         --            29,632
     Borrowings under line of credit agreement .................................      6,628               519
     Principal payments on long-term debt and capital lease obligations ........       (316)           (2,349)
     Exercise of options to purchase 3,500 and 571,859 shares, respectively ....         20             1,771
     Other .....................................................................         54                --
                                                                                   --------          --------

Net cash provided by financing activities ......................................      6,386            29,573
                                                                                   ========          ========

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .................................    (11,118)           20,316

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ...................................     24,985            10,121
                                                                                   --------          --------
CASH & CASH EQUIVALENTS--END OF PERIOD .........................................   $ 13,867          $ 30,437
                                                                                   ========          ========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

       o      May 2000 and May 2001 issuances of restricted stock.
       o February 2000 issuance of a subsidiary's common stock for the acquisition of theSpark.com, Inc.


            See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

     We are a multichannel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. We reach our customers through the dELiA*s catalog, www.dELiAs.cOm and the dELiA*s retail stores.

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

     RECENT ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets with an indefinite useful economic life should not be amortized until the life of the asset is determined to be finite. We expect to record a favorable cumulative effect of change in accounting principle of approximately $15.3 million in the first quarter of fiscal 2002 related to the adoption of SFAS 142. This extraordinary gain represents the reversal of negative goodwill carried on our books since the merger of the businesses of dELiA*s Inc. and iTurf.Inc.

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

3.   SEGMENTS

     We currently have two reportable segments: dELiA*s Direct and dELiA*s Retail. All of our other businesses, which were sold or were in the process of being shut down in the first half of fiscal 2001 and therefore no longer qualify as operating segments under SFAS No. 131, are included as "Non-core" below. Our two segments offer similar products to similar customers, but are managed separately because of their distribution methods. Certain amounts in our fiscal 2000 segment disclosure have been reclassified to conform to the current presentation.


                                                                SECOND QUARTER                    FIRST HALF
                                                          FISCAL 2000     FISCAL 2001     FISCAL 2000     FISCAL 2001
                                                          -----------     -----------     -----------     -----------
NET REVENUES
   dELiA*s Direct                                         $ 14,970,000    $ 14,659,000    $ 38,021,000    $ 34,850,000
   dELiA*s Retail                                            8,834,000      11,059,000      15,268,000      21,613,000
                                                          ------------    ------------    ------------    ------------
   Total core dELiA*s                                       23,804,000      25,718,000      53,289,000      56,463,000
   Non-core                                                 13,491,000         237,000      33,063,000       5,723,000
                                                          ------------    ------------    ------------    ------------
   Total                                                  $ 37,295,000    $ 25,955,000    $ 86,352,000    $ 62,186,000
                                                          ============    ============    ============    ============

LOSS BEFORE TAXES
   dELiA*s Direct operating loss                          $ (2,020,000)   $   (971,000)   $ (3,171,000)   $ (3,000,000)
   dELiA*s Retail operating loss                            (1,476,000)     (1,991,000)     (2,313,000)     (3,114,000)
   Non-core operating loss                                  (9,176,000)       (615,000)    (18,498,000)     (3,175,000)
                                                          ------------    ------------    ------------    ------------
   Total operating loss                                    (12,672,000)     (3,577,000)    (23,982,000)     (9,289,000)
   Unallocated shared expenses                               1,418,000       2,147,000       2,724,000       3,756,000
   Depreciation, amortization and non-cash compensation      4,880,000         707,000       8,002,000       1,299,000
   Restructuring and finance charges                                --       4,591,000              --       4,975,000
   Minority interest                                        (4,687,000)             --      (8,588,000)             --
   Interest and other expense (income), net                   (414,000)        (46,000)     (1,081,000)        (44,000)
                                                          ------------    ------------    ------------    ------------
   Total                                                  $(13,869,000)   $(10,976,000)   $(25,039,000)   $(19,275,000)
                                                          ============    ============    ============    ============


4.   RESTRUCTURING AND FINANCE CHARGES

     During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses and we recorded significant merger and restructuring-related charges.

     In connection with our amended merger agreement with the former stockholders of TheSpark.com, we paid the former stockholders $2.5 million in February 2001 and an additional $1.7 million in connection with our March
2001 sale of TheSpark.com businesses, and issued 1,315,271 shares of our Class A common stock on June 1, 2001. Our remaining obligation is for $1.5 million in cash or stock (at our election) to be paid no later than March 1, 2002. This amount has been reserved for as part of our fiscal 2000 restructuring initiatives.

     During the first half of fiscal 2001, we recorded restructuring and finance charges of approximately $5.0 million. A $400,000 restructuring charge was recorded in the first quarter. This charge primarily reflects a net loss on our sale on April 26, 2001 of substantially all of the assets of the Storybook Heirlooms business as well as additional severance charges, offset by a gain on the March 19, 2001 sale of the TheSpark.com businesses and a reversal of approximately $300,000 of excess reserves as certain actual costs were lower than our original estimates. A restructuring charge of $4.6 million was recorded in the second quarter. $4.0 million of this charge relates primarily to our June 1, 2001 stock issuance to the former shareholders of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price, the May 24, 2001 sale of substantially all of the assets of the gURL.com Web site and the closure of our iTurf offices. A $600,000 finance charge relates to the early termination of an interest rate swap tied to our distribution facility mortgage.

     As of August 4, 2001, our balance sheet included accruals of $2.7 million for future lease and other obligations and $100,000 for related severance costs. We expect the accrued amounts to be paid in the second half of fiscal 2001.

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

     Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., at the time a partly-owned subsidiary of dELiA*s, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of the subsidiary's board of directors breached their fiduciary duties to the subsidiary's public stockholders and that the merger exchange ratio was unfair to the subsidiary's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages, which may take the form of the issuance of additional common stock to members of the plaintiff class. If we were to issue a significant number of shares of our common stock in connection with this action, it would materially dilute our current stockholders. On April 3, 2001, we filed a motion to dismiss the lawsuit. Although we believe that the allegations of the complaint are without substantial merit and intend to vigorously contest this action, we can not predict at this time the outcome of any litigation or the possible range of loss or whether the resolution of the litigation could have a material adverse effect on our business or the value of our common stock.

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

INTERNET ALLIANCES

     In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. On March 30, 2001, the original agreement was superseded by a new agreement under which we agreed to pay our remaining obligation of approximately $1.1 million to America Online over a 27-month period. In connection with the sale of our gURL.com business on May 24, 2001, we assigned approximately $350,000 of obligations under our agreement with America Online to PrimediaNet. We remain liable to America Online for payment of all obligations under the agreement, including the assigned obligations. In the event PrimediaNet defaults on the obligations it has assumed, we would have a contractual claim against

PrimediaNet and Primedia. As of August 4, 2001, our remaining payment obligation including the assigned amount was approximately $700,000.

6.   LONG-TERM DEBT AND CREDIT FACILITIES

     In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a seven-year mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. In August 1999, we also entered into an interest-rate swap agreement with Allfirst Bank, under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. Effective May 1, 2001, we received a waiver of the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date. On May 4, 2001, we terminated the related interest-rate swap agreement and recorded a $600,000 charge.

     On April 28, 2000, we entered into a three-year agreement with Congress Financial Corporation that amended and restated the terms of our previous credit agreement with First Union, the parent company of Congress. The Congress facility, as amended, consists of a revolving line of credit permitting us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the agreement are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants, with which we are in compliance, and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bore interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points until May 4, 2001. On May 4, 2001, we amended our credit agreement with Congress Financial Corporation, which permitted us to make a prepayment of principal to Allfirst Bank and increased the interest rate on our borrowings under the credit agreement by 100 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined. As of August 4, 2001, the outstanding balance was $2.9 million, outstanding letters of credit were $3.8 million and unused available credit was $1.7 million. On June 12, 2001, we entered into an agreement with Congress waiving our first quarter default under the minimum adjusted net worth covenant in our credit agreement.

     On August 29, 2001, we announced that we had entered into a commitment letter with a new lender who has agreed to provide a $25 million credit facility on terms more favorable to us than our current facility. The commitment to provide the new facility is subject to conditions precedent. We expect to record a charge of approximately $825,000 in the third quarter of 2001 related to our change in lenders.

7.   RESTRICTED STOCK

     On May 14, 2001, we issued 300,000 shares of restricted Class A common stock to Andrea Weiss in connection with her employment as our President. The shares vest over a four year period in accordance with the following schedule: 40% year one; 30% year two; 20% year three, 10% year four. The fair value at the time of grant of the restricted stock is being amortized against earnings over the related vesting period.

8.   SALE OF COMMON STOCK

     On June 19, 2001, we sold 5.74 million shares of our Class A common stock for approximately $29.6 million in net proceeds.

9.   SUBSEQUENT EVENTS

     On August 29, 2001, we announced that we had entered into a commitment letter with a new lender who has agreed to provide a $25 million credit facility on terms more favorable to us than our current facility. See Note 6. The commitment to provide the new facility is subject to conditions precedent.

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

RESTRUCTURING AND FINANCE CHARGES. During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses and we recorded significant merger and restructuring-related charges.

     In connection with our amended merger agreement with the former stockholders of TheSpark.com, we paid the former stockholders $2.5 million in February 2001, and an additional $1.7 million in connection with our March 2001 sale of TheSpark.com businesses, and issued 1,315,271 shares of our Class A common stock on June 1, 2001. Our remaining obligation is for $1.5 million in cash or stock (at our election) to be paid not later than March 1, 2002. This amount has been reserved for as part of our fiscal 2000 restructuring initiatives.

     During the first half of fiscal 2001, we recorded restructuring and finance charges of approximately $5.0 million. A $400,000 restructuring charge was recorded in the first quarter. This charge primarily reflects a net loss on our sale on April 26, 2001 of substantially all of the assets of the Storybook Heirlooms business as well as additional severance charges offset by a gain on the March 19, 2001 sale of the TheSpark.com businesses and a reversal of approximately $300,000 of excess reserves as certain actual costs were lower than our original estimates. A restructuring charge of $4.6 million was recorded in the second quarter. $4.0 million of this charge relates primarily to our June 1, 2001 stock issuance to the former stockholders of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price, the May 24, 2001 sale of substantially all of the assets of the gURL.com Web site, and the closure of our iTurf offices. A $600,000 finance charge relates to the early termination of an interest rate swap tied to our distribution facility mortgage.

SALE OF COMMON STOCK. On June 19, 2001, we sold 5.74 million shares of our Class A common stock for approximately $29.6 million in net proceeds.

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


                                                       THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                 JULY 29, 2000   AUGUST 4, 2001   JULY 29, 2000   AUGUST 4, 2001
                                                 -------------   --------------   -------------   --------------
Net sales                                            100.0%          100.0%          100.0%           100.0%
Cost of sales                                         56.6            56.7            54.3             55.3
                                                     -----           -----           -----            -----
Gross profit                                          43.4            43.3            45.7             44.7
Selling, general and administrative expenses          94.2            68.1            85.9             67.8
Restructuring and finance charges                     --              17.7            --                8.0
Interest and other income, net                        (1.1)           (0.2)           (1.3)            (0.1)
Minority interest                                    (12.6)           --              (9.9)            --
                                                     -----           -----           -----            -----
Loss before income taxes                             (37.1)          (42.3)          (29.0)           (31.0)
Benefit for income taxes                              (9.1)           --              (6.7)            --
                                                     -----           -----           -----            -----
Net loss                                             (28.0)%         (42.3)%         (22.3)%          (31.0)%
                                                     =====           =====           =====            =====


COMPARISON OF THIRTEEN WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000

     NET SALES. Net sales decreased $11.3 million from $37.3 million in the second quarter of fiscal 2000 to $26.0 million in the second quarter of fiscal 2001. The decrease was due to the impact of divestitures of non-core businesses partially offset by an 8% increase in our core dELiA*s business. A 25% increase at dELiA*s Retail was offset, in part, by a 2% decrease in dELiA*s Direct.

     GROSS MARGIN. Gross margin for the second quarter of fiscal 2001 was 43.3% compared to 43.4% last year. In our core business, gross margin improved approximately 80 basis points from 42.2% to 43.0%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $35.1 million in the second quarter of fiscal 2000 to $17.7 million in the second quarter of fiscal 2001. Selling, general and administrative expenses also decreased significantly as a percentage of net sales, from 94.2% in the second quarter of fiscal 2000 to 68.1% in the second quarter of fiscal 2001. The decrease primarily relates to lower operating expenses from our discontinued and disposed non-core businesses and related decreases in depreciation, amortization and non-cash compensation.

     RESTRUCTURING AND FINANCE CHARGES. During the second quarter of fiscal 2001, we recorded a restructuring and finance charge of $4.6 million. $4.0 million of this charge relates primarily to our June 1, 2001 stock issuance to the former stockholders of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price, the May 24, 2001 sale of substantially all of the assets of the gURL.com Web site and the closure of our iTurf offices. A $600,000 finance charge relates to the early termination of an interest rate swap tied to our distribution facility mortgage.

     MINORITY INTEREST. For the period that iTurf Inc. was not wholly-owned by dELiA*s, we reflected the outside ownership of iTurf as minority interest.

     INCOME TAXES. Since the November 2000 merger of dELiA*s Inc. and iTurf Inc., our deferred tax assets have been fully reserved due to the uncertainty of our ability to utilize the benefit.

COMPARISON OF TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000

     NET SALES. Net sales decreased approximately $24.2 million from $86.4 million in the first half of fiscal 2000 to $62.2 million in the first half of fiscal 2001. The decrease was due to the impact of divestitures of non-core businesses partially offset by a 6% increase in our core dELiA*s-branded business. The $6.3 million dELiA*s Retail increase was offset, in part, by the $3.2 million decrease in dELiA*s Direct.

     GROSS MARGIN. Gross margin decreased from 45.7% in the first half of fiscal 2000 to 44.7% in the first half of fiscal 2001 primarily as a result of the competitive retail environment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $32.0 million from $74.1 million in the first half of fiscal 2000 to $42.1 million in the first half of fiscal 2001. Selling, general and administrative expenses also decreased as a percentage of net sales, from 85.9% in the first half of fiscal 2000 to 67.8% in the first half of fiscal 2001. The decrease primarily relates to lower operating expenses from our discontinued and disposed non-core businesses and related decreases in depreciation, amortization and non-cash compensation as well as decreases in our core direct business offset, in part, by increases in our core retail business as expansion continued.

     RESTRUCTURING AND FINANCE CHARGES. During the first half of fiscal 2001, we recorded restructuring and finance charges of approximately $5.0 million. A $400,000 restructuring charge was recorded in the first quarter. This charge primarily reflects a net loss on our sale on April 26, 2001 of substantially all of the assets of the Storybook Heirlooms business as well as additional severance charges offset by a gain on the March 19, 2001 sale of the TheSpark.com businesses and a reversal of approximately $300,000 of excess reserves as certain actual costs were lower than our original estimates. A charge of $4.6 million was recorded in the second quarter. A $4.0 million restructuring charge relates primarily to our June 1, 2001 stock issuance to the former stockholders of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price, our May 24, 2001 sale of substantially all of the assets of the gURL.com Web site and the closure of our iTurf offices. A $600,000 finance charge relates to the early termination of an interest rate swap tied to our distribution facility mortgage.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the first half of fiscal 2000 and 2001 was $29.6 million and $17.8 million, respectively. The decrease in cash used in operations primarily relates to lower operating losses as a result of our recent restructuring initiatives.

     Investing activities provided $12.1 million and $8.6 million in the first half of fiscal 2000 and 2001, respectively, primarily relating to net investment proceeds offset by capital expenditures and, in fiscal 2001, to the cash proceeds and payments relating to our non-core businesses. During fiscal 2001, we expect to make capital expenditures of approximately $4.0 million, approximately $3.0 million of which relates to the construction of new retail stores.

     Financing activities provided $6.4 million in the first half of fiscal 2000, primarily relating to net borrowings under our credit agreement and $29.6 million in the first half of fiscal 2001 primarily as a result of the June 2001 sale of 5.74 million shares of our Class A common stock.

     In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a seven-year mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. In August 1999, we also entered into an interest-rate swap agreement with Allfirst Bank, under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. Effective May 1, 2001, we received a waiver of the fixed charge coverage ratio covenant in the loan agreement through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date. On May 4, 2001, we terminated the related interest-rate swap agreement, and recorded a $600,000 charge.

     On April 28, 2000, we entered into a three-year agreement with Congress Financial Corporation that amended and restated the terms of our previous credit agreement with First Union National Bank, the parent company of Congress. The Congress facility, as subsequently amended in connection with our merger and restructurings, consists of a revolving line of credit permitting us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Our obligations under the agreement are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bore interest at First Union National Bank's prime rate plus 25 basis points or at LIBOR plus 225 basis points until May 4, 2001. On May 4, 2001, we amended our credit agreement with Congress Financial Corporation, which permitted us to make a prepayment of principal to Allfirst Bank and increased the interest rate on our borrowings under the credit agreement by 100 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined. As of August 4, 2001, the outstanding balance was $2.9 million, outstanding letters of credit were $3.8 million and unused available credit was $1.7 million. On June 12, 2001, we entered into an agreement with Congress waiving our first quarter default under the minimum adjusted net worth covenant.

     On June 19, 2001, we sold 5.74 million shares of our Class A common stock for approximately $29.6 million in net proceeds.

     On August 29, 2001, we announced that we had entered into a commitment letter with a new lender who has agreed to provide a $25 million credit facility on terms more favorable to us than our current facility. The commitment to provide the new facility is subject to conditions precedent. We expect to record a charge of approximately $825,000 in the third quarter of 2001 related to our change in lenders.

     We believe that our cash on hand and cash expected to be generated by operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements for the next twelve months.

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

     Until recently, an interest rate hedge offset our outstanding variable-rate mortgage debt. Therefore, we effectively paid a fixed interest rate on the mortgage and we were not exposed to interest rate risk. In May 2001, the hedge was terminated. As a result, we are subject to interest rate fluctuations on the remaining principal balance of the variable-rate mortgage loan. Based on the current principal balance, a hypothetical 100 basis point movement in interest rates would not have a material effect on our interest costs.

     We are also affected by interest rate changes to the extent that fluctuating rate loans are outstanding under our credit facility. Based on the outstanding balance at the end of the quarter, a hypothetical 100 basis point increase in interest rates would not have a material effect on our interest costs.

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

     Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., at the time a partly-owned subsidiary of dELiA*s, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of the subsidiary's directors. These actions include: Pack
v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of the subsidiary's board of directors breached their fiduciary duties to the subsidiary's public stockholders and that the merger exchange ratio was unfair to the subsidiary's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages, which may take the form of the issuance of additional common stock to members of the plaintiff class. If we were to issue a significant number of shares of our common stock in connection with this action, it would materially dilute our current stockholders. On April 3, 2001, we filed a motion to dismiss the lawsuit. Although we believe that the allegations of the complaint are without substantial merit and intend to vigorously contest this action, we can not predict at this time the outcome of any litigation or the possible range of loss or whether the resolution of the litigation could have a material adverse effect on our business or the value of our common stock.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 1, 2001, we issued 1,315,271 shares of Class A Common Stock to the former stockholders of TheSpark.com in connection with our fiscal 2000 acquisition of that business. The offering was exempt from registration under
Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Our annual meeting was held on July 24, 2001, for the purposes of: (i) electing three directors, (ii) ratifying the appointment of our independent auditors and (iii) approving an amendment to our 1999 amended and restated stock incentive plan. Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition of management's proposals and nominees, and all such proposals were adopted and nominees elected.

     With respect to the re-elections of Mr. Nye and Ms. Karetsky and the election of Ms. Weiss, the number of Class A Common stock was as follows:


      DIRECTOR                    FOR                AGAINST            ABSTAIN
      --------                    ---                -------            -------
      Timothy Nye              31,912,110           1,529,580              0
      Geraldine Karetsky       31,912,110           1,529,580              0
      Andrea Weiss             30,625,323           2,816,367              0

     With respect to the ratification of Ernst & Young as our independent auditors, the number of shares of Class A Common Stock voted was as follows:


                 For             Against                Abstain
              33,402,804          19,720                 19,166


     With respect to the approval of the amendment to our 1999 Stock Incentive Plan to increase the authorized number of shares to be issued under such plans as of January 1, 2001 and 2002, rather than January 1, 2002 and 2003, the number of shares of Class A Common Stock voted was as follows:


                 For              Against               Abstain
              30,423,623         2,994,329              22,881


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See "Exhibit Index" following the signature page.

     (b) We filed the following current reports on Form 8-K during the second quarter of fiscal 2001:

          o Dated June 6, 2001 reporting Item 5. This report incorporated by reference the company's first quarter earnings release, which contained forward-looking statements regarding the company's financial forecasts for future periods.

          o Dated June 20, 2001 reporting Item 5. This report related to the offering of 5,740,000 shares of our Class A common stock and contained the underwriting agreement dated June 20, 2001 by and among dELiA*s Corp., U.S. Bancorp Piper Jaffray and Lazard Freres & Co. for incorporation by reference into the company's Registration Statement on Form S-3 (No. 333-62354), which was declared effective on June 14, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            dELiA*s Corp.
                            (Registrant)
Date: September 18, 2001

                            By: /s/ Stephen I. Kahn
                               -------------------------------------------------
                               Stephen I. Kahn
                               Chairman of the Board and Chief Executive Officer


                            By: /s/ Dennis Goldstein
                               -------------------------------------------------
                               Dennis Goldstein
                               Chief Financial Officer and Treasurer
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger dated February 4, 2000, by and among iTurf, iTurf Caveman Acquisition Corporation, TheSpark.com, Inc. ("Spark"), and the stockholders of Spark (incorporated by reference to Exhibit 2.1 to the iTurf Inc. Current Report on Form 8-K dated February 25, 2000)
2.2 Agreement and Plan of Merger, dated as of August 16, 2000, among iTurf Inc., iTurf Breakfast Corp. and dELiA*s Inc. (incorporated by reference to Annex A to the iTurf Inc. Registration Statement on Form S-4 (Registration No. 333-44916))
3.1 Second Restated Certificate of Incorporation of iTurf Inc. (incorporated by reference to Annex B to the joint proxy statement/prospectus included with the iTurf Inc. Registration Statement on Form S-4 (Registration No. 333-44916))
3.2 Amended and Restated By-laws of dELiA*s Corp. (incorporated by reference to Exhibit 3.2 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.1 Employment Agreement between dELiA*s Inc. and Christopher C. Edgar (incorporated by reference to Exhibit 10.2 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))
10.2 Form of Family Stockholders Agreement among dELiA*s Inc., Stephen I. Kahn and the persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.4 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))
10.3 Amended and Restated 1996 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to the dELiA*s Inc. Schedule 14A filed on June 12, 1998)
10.4 iTurf Inc. 1999 Amended and Restated Stock Incentive Plan (incorporated by reference to Annex E of the joint proxy/prospectus included with the iTurf Inc. registration statement on Form S-4 (Registration No. 333-44916))
10.5 Lease Agreement dated May 3, 1995 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York (the "Lease Agreement"); Modification and Extension of Lease Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.9 to the dELiA*s Inc. Registration Statement on Form S-1 (Registration No. 333-15153))
10.6 Agreement dated April 4, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit
         10.13 to the dELiA*s Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1997)
10.7 Agreement dated October 7, 1997 between dELiA*s Inc. and The Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York amending the Lease Agreement (incorporated by reference to Exhibit
         10.14 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)
10.8 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)
10.9 Amendment No. 1 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated September 15, 1998 (incorporated by reference to
         Exhibit 10.16 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)
10.10    1998 Stock Incentive Plan of dELiA*s Inc. (incorporated by reference to
         Exhibit 10.17 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998)
10.11 Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))
10.12 Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))

10.13 Advertising Agreement between iTurf Inc. and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999) +
10.14 Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)
10.15 Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)
10.16 Registration Rights Agreement between iTurf Inc. and MarketSource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435))
10.17 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated October 18, 1999 (incorporated by reference to Exhibit 10.28 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)
10.18 Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated October 18, 1999 (incorporated by reference to Exhibit
         10.29 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)
10.19 Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)
10.20 Amended and Restated Credit Agreement among dELiA*s Inc. and its subsidiaries set forth on Schedule 1 thereto and Congress Financial Corporation dated April 28, 2000 (incorporated by reference to the dELiA*s Inc. Current Report on Form 8-K dated May 2, 2000)
10.21 Amendment No. 3 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated June 9, 2000 (incorporated by reference to
         Exhibit 10.36 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)
10.22 Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.23 Amendment Number 1 to Employment Agreement between dELiA*s Corp. (f/k/a iTurf Inc.) and Dennis Goldstein (incorporated by reference to Exhibit
         10.27 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.24 Amendment No. 1 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated July 31, 2000 (incorporated by reference to Exhibit
         10.28 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.25 Amendment No. 2 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated November 10, 2000 (incorporated by reference to
         Exhibit 10.29 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.26 Amendment No. 3 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated November 20, 2000 (incorporated by reference to
         Exhibit 10.30 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.27 Amendment No. 4 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated January 19, 2001 (incorporated by reference to
         Exhibit 10.31 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.28 Amendment No. 5 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated February 2, 2001

         (incorporated by reference to Exhibit 10.32 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.29 Employment Agreement between Evan Guillemin and dELiA*s Inc. dated as of October 27, 2000 (incorporated by reference to Exhibit 10.33 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.30 Modification Agreement, dated as of May 4, 2001, among Allfirst Bank, dELiA*s Group Inc. and dELiA*s Distribution Company (incorporated by reference to Exhibit 10.34 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.31 Employment Agreement among Andrea Weiss, dELiA*s Corp. and Stephen I. Kahn dated as of May 7, 2001 (incorporated by reference to Exhibit
         10.33 to Amendment 1 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.32 Employment Agreement between dELiA*s Corp. and Stephen I. Kahn dated as of April 24, 2001 (incorporated by reference to Exhibit 10.34 to Amendment 1 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.33 Amendment No. 6 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated May 4, 2001 (incorporated by reference to Exhibit
         10.33 to the dELiA*s Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2001)
10.34 Amendment No. 7 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated June 12, 2001 (incorporated by reference to Exhibit
         10.34 to the dELiA*s Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2001)
10.35* Amendment No. 8 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated August 17, 2001.



---------
+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

*    Filed herewith.