Form 10-Q
period 2001-11-03
DELIAS CORP
filed 2001-12-18
CIK 1076914

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 18, 2001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


  [X]                            QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Number of shares of Class A common stock outstanding as of December 14, 2001: 46,312,934
Number of shares of Class B common stock outstanding as of December 14, 2001: 11,425,000

                                 ---------------


================================================================================

       STATEMENTS CONTAINED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THEY APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

      o WE MAY EXPERIENCE REDUCTIONS IN RESPONSE RATES TO CATALOG AND ELECTRONIC MAILINGS DUE TO INCREASED PROSPECTING, THE TIMING AND QUANTITY OF OUR MAILINGS AND OTHER FACTORS;
      o     WE MAY NOT BE ABLE TO OBTAIN ACCEPTABLE STORE SITES AND LEASE TERMS;
      o     WE MAY NOT BE ABLE TO OPEN NEW STORES IN A TIMELY FASHION;
      o ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL STORES GENERALLY MAY CAUSE OUR SALES TO DECREASE;
      o     WE MAY BE SUBJECT TO INCREASED LEVELS OF COMPETITION;
      o     WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL;
      o     WE ARE SUSCEPTIBLE TO DOWNTURNS IN GENERAL ECONOMIC CONDITIONS;
      o OUR STORE LOCATIONS MAY MAKE US SUSCEPTIBLE TO ECONOMIC DOWNTURNS IN SPECIFIC GEOGRAPHIC REGIONS;
      o     WE MAY NOT BE ABLE TO ANTICIPATE AND RESPOND TO FASHION TRENDS;
      o WE ARE LIKELY TO CONTINUE TO EXPERIENCE INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR;
      o WE MAY NOT BE ABLE TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION;
      o WE MAY EXPERIENCE DECREASED LEVELS OF SERVICE FROM THIRD PARTY VENDORS AND SERVICE PROVIDERS;
      o OUR SUPPLIERS MAY NOT BE ABLE TO OBTAIN FINANCING TO PROVIDE PRODUCTS TO US; AND
      o     OTHER FACTORS DETAILED ELSEWHERE IN THIS REPORT.

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





                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       FEBRUARY 3, 2001  NOVEMBER 3, 2001
                                                                       ----------------  ----------------
                                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ........................................     $  10,121      $  28,462
     Short-term investments ...........................................        11,024             --
     Merchandise inventories ..........................................        19,974         21,172
     Assets held for sale .............................................         3,334             --
     Prepaid expenses and other current assets ........................         9,850          8,325
                                                                            ---------      ---------
         Total current assets .........................................        54,303         57,959

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $13,022 at February 3, 2001 and $17,424 at November 3, 2001 ......        30,145         30,483
OTHER ASSETS ..........................................................           595            319
                                                                            ---------      ---------
TOTAL ASSETS ..........................................................     $  85,043      $  88,761
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses ............................     $  27,080      $  13,467
     Liabilities due to customers .....................................         4,570          3,819
     Accrued restructuring ............................................         4,059          2,262
     Bank loan payable ................................................         2,361         10,160
     Other current liabilities ........................................         2,151            487
                                                                            ---------      ---------
         Total current liabilities ....................................        40,221         30,195

LONG-TERM DEBT AND CAPITAL LEASES .....................................         4,770          3,946
EXCESS OF FAIR VALUE OVER PURCHASE PRICE ..............................        19,383         16,303
OTHER LONG-TERM LIABILITIES ...........................................           513          1,279

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         Authorized shares - 1,000,000; Issued shares - none ..........            --             --
     Class A common stock, par value $.01 per share;
         Authorized shares - 100,000,000;
         Issued shares - 38,267,035 and 46,252,330 shares, respectively
         (including 1,685,580 in treasury) ............................           383            463
     Class B common stock, par value $.01 per share;
         Authorized shares - 12,500,000;
         Issued shares - 11,425,000 (all in treasury) .................           114            114
     Additional paid-in capital .......................................        91,293        130,521
     Less common stock in treasury, at cost ...........................       (11,041)       (11,041)
     Deferred compensation ............................................        (1,168)        (1,168)
     Retained deficit .................................................       (59,425)       (81,851)
                                                                            ---------      ---------
         Total stockholders' equity ...................................        20,156         37,038
                                                                            ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................     $  85,043      $  88,761
                                                                            =========      =========

            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THIRTEEN WEEKS ENDED
                                                  OCTOBER 28, 2000   NOVEMBER 3, 2001
                                                  ----------------   ----------------
                                                              (UNAUDITED)
NET SALES ........................................     $  52,332      $  32,503
COST OF SALES ....................................        29,089         16,488
                                                       ---------      ---------
GROSS PROFIT .....................................        23,243         16,015

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....        38,183         18,434
RESTRUCTURING CHARGE .............................        18,847             --
NON-RECURRING CHARGES ............................         1,794             --
INTEREST AND OTHER EXPENSE (INCOME), NET .........           184            (71)
MINORITY INTEREST ................................       (11,823)            --
                                                       ---------      ---------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..       (23,942)        (2,348)
PROVISION FOR INCOME TAXES .......................        18,729             --
                                                       ---------      ---------
NET LOSS BEFORE EXTRAORDINARY ITEM ...............       (42,671)        (2,348)
EXTRAORDINARY ITEM ...............................            --            803
                                                       ---------      ---------
NET LOSS .........................................     $ (42,671)     $  (3,151)
                                                       =========      =========

BASIC AND DILUTED NET LOSS PER SHARE:
     BEFORE EXTRAORDINARY ITEM ...................     $   (1.71)     $   (0.05)
     EXTRAORDINARY ITEM ..........................            --          (0.02)
                                                       ---------      ---------
     NET LOSS ....................................     $   (1.71)     $   (0.07)
                                                       =========      =========
SHARES USED IN THE NET LOSS PER SHARE CALCULATIONS        24,928         43,466
                                                       =========      =========


                                                        THIRTY-NINE WEEKS ENDED
                                                  OCTOBER 28, 2000   NOVEMBER 3, 2001
                                                  ----------------   ----------------
                                                              (UNAUDITED)
NET SALES ........................................     $ 138,684      $  94,689
COST OF SALES ....................................        76,003         50,883
                                                       ---------      ---------
GROSS PROFIT .....................................        62,681         43,806

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....       112,329         60,569
RESTRUCTURING AND FINANCE CHARGES ................        18,847          4,975
NON-RECURRING CHARGES ............................         1,794             --
INTEREST AND OTHER INCOME, NET ...................          (897)          (115)
MINORITY INTEREST ................................       (20,411)            --
                                                       ---------      ---------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..       (48,981)       (21,623)
PROVISION FOR INCOME TAXES .......................        12,929             --
                                                       ---------      ---------
NET LOSS BEFORE EXTRAORDINARY ITEM ...............       (61,910)       (21,623)
EXTRAORDINARY ITEM ...............................            --            803
                                                       ---------      ---------
NET LOSS .........................................     $ (61,910)     $ (22,426)
                                                       =========      =========

BASIC AND DILUTED NET LOSS PER SHARE:
     BEFORE EXTRAORDINARY ITEM ...................     $   (2.49)     $   (0.55)
     EXTRAORDINARY ITEM ..........................            --          (0.02)
                                                       ---------      ---------
     NET LOSS ....................................     $   (2.49)     $   (0.57)
                                                       =========      =========
SHARES USED IN THE NET LOSS PER SHARE CALCULATIONS        24,909         39,529
                                                       =========      =========

            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    THIRTY-NINE WEEKS ENDED
                                                                              OCTOBER 28, 2000   NOVEMBER 3, 2001
                                                                              ----------------   ----------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
     Net loss before extraordinary item ........................................     $(61,910)     $(21,623)
     Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization ....................................        9,557         1,069
              Restructuring and finance charges ................................       20,247         4,975
              Valuation allowance for deferred tax assets ......................       20,350            --
              Non-cash compensation expense related to restricted stock ........        3,618           980
              Non-cash fixed asset write-off ...................................        1,037            --
              Minority interest ................................................      (20,411)           --
              Deferred taxes ...................................................       (7,481)           --
              Amortization of investments ......................................         (466)          (12)
              Changes in operating assets and liabilities:
                  Merchandise inventories ......................................       (8,042)       (3,012)
                  Prepaid expenses and other current assets ....................       (1,781)        2,050
                  Other assets .................................................          341           176
                  Current liabilities ..........................................        1,257        (9,973)
                  Long-term liabilities ........................................           96           766
                                                                                     --------      --------
Net cash used in operating activities ..........................................      (43,588)      (24,604)

INVESTING ACTIVITIES:
     Purchase of investment securities .........................................      (23,298)           --
     Proceeds from the maturity of investment securities .......................       48,323        11,036
     Capital expenditures ......................................................       (7,212)       (4,920)
     Proceeds from sale of businesses ..........................................           --         3,783
     Acquisition of business ...................................................          174        (2,500)
                                                                                     --------      --------
Net cash provided by investing activities ......................................       17,987         7,399

FINANCING ACTIVITIES:
     Net proceeds from common stock offering ...................................           --        29,517
     Charges related to changes in financing arrangements ......................           --          (606)
     Borrowings under line of credit agreement .................................       10,001         7,799
     Principal payments on long-term debt and capital lease obligations ........         (460)       (2,488)
     Exercise of options to purchase shares (714,483 shares in fiscal 2001) ....           74         2,127
                                                                                     --------      --------
Net cash provided by financing activities before extraordinary item ............        9,615        36,349
Net cash used by extraordinary item ............................................           --          (803)
                                                                                     --------      --------
Net cash provided by financing activities ......................................        9,615        35,546
                                                                                     --------      --------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .................................      (15,986)       18,341
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ...................................       24,985        10,121
                                                                                     --------      --------
CASH & CASH EQUIVALENTS--END OF PERIOD .........................................     $  8,999      $ 28,462
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

     RECENT ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets with an indefinite useful economic life should not be amortized until the life of the asset is determined to be finite. In connection with our adoption of SFAS 142, we expect to record a favorable cumulative effect of change in accounting principle of approximately $15.3 million in the first quarter of fiscal 2002. This extraordinary gain represents the reversal of the unamortized balance of the negative goodwill carried on our books since the merger of dELiA*s Inc. and iTurf Inc.

     UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, the accompanying consolidated financial statements are presented on a basis consistent with the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with our February 3, 2001 audited consolidated financial statements and the notes thereto, which are included in our annual report on Form 10-K for the year ended February 3, 2001, which was filed under the Securities Exchange Act of 1934. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

    RECLASSIFICATIONS -- Certain amounts have been reclassified to conform to the current presentation.

3.   SEGMENTS

     We currently have two reportable segments: dELiA*s Direct and dELiA*s Retail. All of our other businesses, which were sold or were in the process of being shut down during fiscal 2001 and therefore no longer qualify as operating segments under SFAS No. 131, are included as "Non-core" below. Our two segments offer similar products to similar customers, but are managed separately because of their distribution methods. Certain amounts in our fiscal 2000 segment disclosure have been reclassified to conform to the current presentation.

                                                               THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                           OCTOBER 28,      NOVEMBER 3,      OCTOBER 28,      NOVEMBER 3,
                                                              2000             2001             2000             2001
                                                          -------------    -------------    -------------    -------------
NET REVENUES
   dELiA*s Direct                                         $  14,090,000    $  16,651,000    $  52,111,000    $  51,501,000
   dELiA*s Retail                                            13,301,000       15,816,000       28,569,000       37,429,000
                                                          -------------    -------------    -------------    -------------
   Total core dELiA*s                                        27,391,000       32,467,000       80,680,000       88,930,000
   Non-core                                                  24,941,000           36,000       58,004,000        5,759,000
                                                          -------------    -------------    -------------    -------------
   Total                                                  $  52,332,000    $  32,503,000    $ 138,684,000    $  94,689,000
                                                          =============    =============    =============    =============

LOSS BEFORE TAXES AND EXTRAORDINARY ITEM
   dELiA*s Direct operating loss                          $  (1,266,000)   $    (193,000)   $  (4,437,000)   $  (3,193,000)
   dELiA*s Retail operating income (loss)                     1,052,000          702,000       (1,261,000)      (2,412,000)
   Non-core operating loss                                   (6,451,000)        (306,000)     (24,949,000)      (3,481,000)
                                                          -------------    -------------    -------------    -------------
   Total operating income (loss)                             (6,665,000)         203,000      (30,647,000)      (9,086,000)
   Unallocated shared expenses                                  590,000        1,872,000        3,314,000        5,628,000
   Depreciation, amortization and non-cash compensation       5,173,000          750,000       13,175,000        2,049,000
   Restructuring, finance and non-recurring charges          23,153,000               --       23,153,000        4,975,000
   Minority interest                                        (11,823,000)              --      (20,411,000)              --
   Interest and other expense (income), net                     184,000          (71,000)        (897,000)        (115,000)
                                                          -------------    -------------    -------------    -------------
   Total                                                  $ (23,942,000)   $  (2,348,000)   $ (48,981,000)   $ (21,623,000)
                                                          =============    =============    =============    =============

4.   RESTRUCTURING AND FINANCE CHARGES

     During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses and we recorded significant merger and restructuring-related charges.

     In connection with our amended merger agreement with the former stockholders of TheSpark.com, Inc., we paid the former stockholders $2.5 million in February 2001 and $1.7 million in connection with our March 2001 sale of TheSpark.com businesses and issued 1,315,271 shares of our Class A common stock to them on June 1, 2001. Our remaining obligation to them is for $1.5 million in cash or stock (at our election) to be paid by March 1, 2002. This amount was reserved for as part of our fiscal 2000 restructuring initiatives.

     During fiscal 2001, we have recorded restructuring and finance charges of approximately $5.0 million. A $400,000 restructuring charge was recorded in the first fiscal quarter. This charge primarily reflects a net loss on our sale on April 26, 2001 of substantially all of the assets of the Storybook Heirlooms business as well as additional severance charges, offset by a gain on the sale of the TheSpark.com businesses and a reversal of approximately $300,000 of excess reserves as certain actual costs were lower than our original estimates. Restructuring and finance charges of $4.6 million were recorded in the second quarter. $4.0 million of these charges relate primarily to our June 1, 2001 stock issuance to the former shareholders of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price, the May 24, 2001 sale of substantially all of the assets of the gURL.com Web site and the closure of our iTurf offices. A $600,000 second quarter finance charge relates to the early termination of an interest rate swap tied to our distribution facility mortgage.

     As of November 3, 2001, our balance sheet included accruals of $2.3 million for future lease and other obligations, which we expect to be paid by the middle of fiscal 2002.

5.   COMMITMENTS AND CONTINGENCIES

LITIGATION

     In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 26, 2001. On December 3, 2001, a motion to certify the class was heard by the court. The court has not yet rendered its decision. We intend to vigorously defend against this action. While an estimate of the possible range of loss can not be made, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

     Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., a partly-owned subsidiary of dELiA*s Inc. at the time, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages, which may take the form of the issuance of additional common stock to members of the plaintiff class. If we were to issue a significant number of shares of our common stock in connection with this action, it would materially dilute our current stockholders. On April 3, 2001, we filed a motion to dismiss the lawsuit. Although we believe that the allegations of the complaint are without substantial merit and intend to vigorously contest this action, we can not predict at this time the outcome of any litigation or the possible range of loss or whether the resolution of the litigation could have a material adverse effect on our business or the value of our common stock.

     In the first quarter of fiscal 2001, we were served with a purported class action complaint alleging that we improperly collected sales tax from residents of New York State. On October 31, 2001, the plaintiffs agreed to discontinue the action.

INTERNET ALLIANCES

     In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. On March 30, 2001, the original agreement was superseded by a new agreement under which we agreed to pay our remaining obligation of approximately $1.1 million to America Online over a 27-month period. In connection with the sale of our gURL.com business on May 24, 2001, we assigned approximately $350,000 of obligations under our agreement with America Online to PrimediaNet. We remain liable to America Online for payment of all obligations under the agreement, including the assigned obligations. In the event PrimediaNet defaults on the obligations it has assumed, we would have a contractual claim against

PrimediaNet and Primedia. As of November 3, 2001, our remaining payment obligation including the assigned amount was approximately $460,000.

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

     As of September 24, 2001, we entered into a three-year agreement with Wells Fargo Retail Finance, LLC, a subsidiary of Wells Fargo & Company, consisting of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. This credit facility replaced our existing facility with Congress Financial Corporation. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. In connection with our change in lenders, we have recorded a charge of approximately $800,000 in the third quarter of fiscal 2001.

     As of November 3, 2001, our outstanding credit facility balance was $10.2 million and outstanding letters of credit were $1.3 million.

7.   RESTRICTED STOCK

     On May 14, 2001, we issued 300,000 shares of restricted Class A common stock to Andrea Weiss in connection with her employment as our President. The shares vest over a four-year period in accordance with the following schedule:
40% in year one; 30% in year two; 20% in year three and 10% in year four. The fair value of the restricted stock at the time of grant is being amortized against earnings over the related vesting periods.

8.   SALE OF COMMON STOCK

     On June 19, 2001, we sold 5.74 million shares of our Class A common stock for approximately $29.5 million in net proceeds.

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

OVERVIEW

     Through our catalogs, retail stores and Web sites, we market apparel, accessories and home furnishings primarily to teenage girls and young women.

RESTRUCTURING AND FINANCE CHARGES. During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses and we recorded significant merger and restructuring-related charges.

     In connection with our amended merger agreement with the former stockholders of TheSpark.com, Inc., we paid the former stockholders $2.5 million in February 2001 and $1.7 million in connection with our March 2001 sale of TheSpark.com businesses and issued 1,315,271 shares of our Class A common stock to them on June 1, 2001. Our remaining obligation to them is for $1.5 million in cash or stock (at our election) to be paid by March 1, 2002. This amount has been reserved for as part of our fiscal 2000 restructuring initiatives.

     During the first half of fiscal 2001, we recorded restructuring and finance charges of approximately $5.0 million. A $400,000 restructuring charge was recorded in the first fiscal quarter. This charge primarily reflects a net loss on our sale on April 26, 2001 of substantially all of the assets of the Storybook Heirlooms business as well as additional severance charges, offset by a gain on the March 19, 2001 sale of the TheSpark.com businesses and a reversal of approximately $300,000 of excess reserves as certain actual costs were lower than our original estimates. Restructuring and finance charges of $4.6 million were recorded in the second quarter. $4.0 million of these charges relate primarily to our June 1, 2001 stock issuance to the former shareholders of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price, the May 24, 2001 sale of substantially all of the assets of the gURL.com Web site and the closure of our iTurf offices. A $600,000 finance charge relates to the early termination of an interest rate swap tied to our distribution facility mortgage.

EXTRAORDINARY ITEM. During the third quarter of fiscal 2001, we entered into an agreement with Wells Fargo Retail Finance, LLC that provides us with a credit line of up to $25 million. This facility replaces the credit facility we had with Congress Financial Corporation. In connection with this change in lenders, we have recorded a charge of approximately $800,000.

SALE OF COMMON STOCK. On June 19, 2001, we sold 5.74 million shares of our Class A common stock for approximately $29.5 million in net proceeds.

CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for construction of our dELiA*s retail stores. The 11 new dELiA*s retail store that we've opened during fiscal 2001 have resulted in related capital expenditures of approximately $4.0 million.

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

In addition, it is difficult to anticipate the full impact to our business of the tragic events of September 11, 2001, which resulted in delayed mailings of our critical holiday catalogs and reduced traffic at our stores.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                 THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                               OCTOBER 28,    NOVEMBER 3,    OCTOBER 28,    NOVEMBER 3,
                                                  2000           2001           2000           2001
                                               ----------     ----------     ----------     ----------
Net sales                                           100.0%         100.0%         100.0%         100.0%
Cost of sales                                        55.6           50.7           54.8           53.7
                                               ----------     ----------     ----------     ----------
Gross profit                                         44.4           49.3           45.2           46.3
Selling, general and administrative expenses         73.0           56.7           81.0           64.0
Restructuring and finance charges                    36.0             --           13.6            5.2
Non-recurring charges                                 3.4             --            1.3             --
Interest and other expense (income), net              0.4           (0.2)          (0.7)          (0.1)
Minority interest                                   (22.6)            --          (14.7)            --
                                               ----------     ----------     ----------     ----------
Loss before taxes and extraordinary item            (45.8)          (7.2)         (35.3)         (22.8)
Provision for income taxes                           35.8             --            9.3             --
                                               ----------     ----------     ----------     ----------
Net loss before extraordinary item                  (81.6)          (7.2)         (44.6)         (22.8)
Extraordinary item                                     --            2.5             --            0.9
                                               ----------     ----------     ----------     ----------
Net loss                                            (81.6)%         (9.7)%        (44.6)%        (23.7)%
                                               ==========     ==========     ==========     ==========

COMPARISON OF THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000

     NET SALES. Net sales decreased $19.8 million from $52.3 million in the third quarter of fiscal 2000 to $32.5 million in the third quarter of fiscal 2001. The decrease was due to the impact of divestitures of non-core businesses partially offset by an 18.5% increase in our core dELiA*s business, which reflects increases of 18.9% and 18.2%, respectively, at dELiA*s Retail and dELiA*s Direct.

     GROSS MARGIN. Gross margin for the third quarter of fiscal 2001 was 49.3% compared to 44.4% last year. The improvement primarily represents the elimination of lower margin non-core businesses as well as improvement in our core business gross margin of approximately 50 basis points from 48.7% to 49.2%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $38.2 million in the third quarter of fiscal 2000 to $18.4 million in the third quarter of fiscal 2001. Selling, general and administrative expenses also decreased significantly as a percentage of net sales, from 73.0% in the third quarter of fiscal 2000 to 56.7% in the third quarter of fiscal 2001. The decrease in selling, general and administrative expenses primarily relates to lower operating expenses from our discontinued and disposed non-core businesses and related decreases in depreciation, amortization, and non-cash compensation. The decrease in selling, general and administrative is also related to the amortization of the excess of fair value of purchase price resulting from the November 2000 merger of dELiA*s Inc. and iTurf Inc.

     RESTRUCTURING AND FINANCE CHARGES. The restructuring charges recorded in the third quarter of fiscal 2000 include $4.4 million relating to the closure of our TSI Soccer retail stores, $15.2 million relating to iTurf's shut-down of OnTap and a restructuring charge reversal of $750,000 relating to excess Screeem! reserves. In addition, $1.4 million of inventory charges relating to the TSI Soccer retail restructuring are included in cost of sales.

     NON-RECURRING CHARGES. During the third quarter of fiscal 2000, we recorded $1.8 million of non-recurring charges representing iTurf's expenses related to the November 2000 merger of dELiA*s Inc. and iTurf Inc.

     MINORITY INTEREST. For the period that iTurf Inc. was not wholly-owned by dELiA*s, we reflected the outside ownership of iTurf as minority interest.

     INCOME TAXES. During the third quarter of fiscal 2000, we recorded a tax provision of $20.4 million to fully reserve for our deferred tax asset as a result of the November 2000 Merger of dELiA*s Inc. and iTurf Inc. Since the November 2000 merger of dELiA*s Inc. and iTurf Inc., our deferred tax assets have been fully reserved due to the uncertainty of our ability to utilize the benefit.

     EXTRAORDINARY ITEM. During the third quarter of fiscal 2001, we entered into an agreement with Wells Fargo Retail Finance, LLC that provides us with a $25 million line of credit. This facility replaces the credit facility we had with Congress Financial Corporation. In connection with this change in lenders, we have recorded a charge of approximately $800,000.

COMPARISON OF THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000

     NET SALES. Net sales decreased approximately $44.0 million from $138.7 million in the first three quarters of fiscal 2000 to $94.7 million in the first three quarters of fiscal 2001. The decrease was due to the impact of divestitures of non-core businesses partially offset by a 10.2% increase in our core dELiA*s business. A 31.0% increase at dELiA*s Retail, which reflects the continued expansion of our store base, was offset, in part, by a 1.2% decrease in dELiA*s Direct.

     GROSS MARGIN. Gross margin increased from 45.2% in the first three quarters of fiscal 2000 to 46.3% in the first three quarters of fiscal 2001 primarily as a result of the elimination of lower margin non-core businesses and improvements at dELiA*s Direct. These improvements were offset, in part, by a decline in retail margins as a result of the competitive retail environment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $51.7 million from $112.3 million in the first three quarters of fiscal 2000 to $60.6 million in the first three quarters of fiscal 2001. Selling, general and administrative expenses also decreased as a percentage of net sales, from 81.0% in the first three quarters of fiscal 2000 to 64.0% in the first three quarters of fiscal 2001. The decrease primarily relates to lower depreciation, amortization, non-cash compensation and operating expenses of our discontinued non-core business. Operating expenses at our core dELiA*s business also decreased as a result of improvements at dELiA*s Direct offset, in part, by increased expenses at dELiA*s Retail in connection with the continued expansion of our store base.

     RESTRUCTURING AND FINANCE CHARGES. During the first three quarters of fiscal 2001, we recorded restructuring and finance charges of approximately $5.0 million. A $400,000 restructuring charge was recorded in the first fiscal quarter. This charge primarily reflects a net loss on our sale on April 26, 2001 of substantially all of the assets of the Storybook Heirlooms business as well as additional severance charges, offset by a gain on the March 19, 2001 sale of the TheSpark.com businesses and a reversal of approximately $300,000 of excess reserves as certain actual costs were lower than our original estimates. Restructuring and finance charges of $4.6 million were recorded in the second quarter. $4.0 million of these charges relate primarily to our June 1, 2001 stock issuance to the former shareholders of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price, the May 24, 2001 sale of substantially all of the assets of the gURL.com Web site and the closure of our iTurf offices. A $600,000 finance charge relates to the early termination of an interest rate swap tied to our distribution facility mortgage.

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

     NON-RECURRING CHARGES. During the third quarter of fiscal 2000, we recorded $1.8 million of non-recurring charges representing iTurf's expenses related to the November 2000 merger of dELiA*s Inc. and iTurf Inc.

     MINORITY INTEREST. For the period that iTurf Inc. was not wholly-owned by dELiA*s, we reflected the outside ownership of iTurf as minority interest.

     INCOME TAXES. During the third quarter of fiscal 2000, we recorded a tax provision of $20.4 million to fully reserve for our deferred tax asset as a result of the November 2000 Merger of dELiA*s Inc. and iTurf Inc. Since the November 2000 merger of dELiA*s Inc. and iTurf Inc., our deferred tax assets have been fully reserved due to the uncertainty of our ability to utilize the benefit.

     EXTRAORDINARY ITEM. During the third quarter of fiscal 2001, we entered into an agreement with Wells Fargo Retail Finance, LLC that provides us with a $25 million line of credit. This facility replaces the credit facility we had with Congress Financial Corporation. In connection with this change in lenders, we have recorded a charge of approximately $800,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the first three quarters of fiscal 2000 and 2001 was $43.6 million and $24.6 million, respectively. This decrease primarily relates to lower operating losses as a result of our restructuring initiatives.

     Investing activities provided $18.0 million and $7.4 million in the first three quarters of fiscal 2000 and 2001, respectively, primarily relating to net investment proceeds offset by capital expenditures and, in fiscal 2001, to the cash proceeds and payments relating to our non-core businesses.

     During fiscal 2001, we've made capital expenditures of approximately $4.9 million and expect to incur approximately $100,000 more during the fourth quarter. Approximately $4.0 million of our fiscal 2000 capital expenditures relates to the construction of 11 new retail stores.

     Financing activities provided $9.6 million in the first three quarters of fiscal 2000, primarily relating to net borrowings under our credit agreement and $35.5 million in the first three quarters of fiscal 2001 primarily as a result of the June 2001 sale of 5.74 million shares of our Class A common stock. Borrowings under our new credit agreement and stock option exercises also provided cash in the first three quarters of fiscal 2001.

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

     As of September 24, 2001, we entered into a three-year agreement with Wells Fargo Retail Finance, LLC, a subsidiary of Wells Fargo & Company, consisting of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. This credit facility replaced our existing facility with Congress Financial Corporation. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. In connection with our change in lenders, we have recorded a charge of approximately $800,000 in the third quarter of fiscal 2001.

     As of November 3, 2001, our outstanding credit facility balance was $10.2 million and outstanding letters of credit were $1.3 million.

     On June 19, 2001, we sold 5.74 million shares of our Class A common stock for approximately $29.5 million in net proceeds.

     We believe that our cash on hand and cash expected to be generated by operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 26, 2001. On December 3, 2001, a motion to certify the class was heard by the court. The court has not yet rendered its decision. We intend to vigorously defend against this action. While an estimate of the possible range of loss can not be made, based upon information presently known to management, we do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

     Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., at the time a partly-owned subsidiary of dELiA*s, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. This complaint seeks class certification and other equitable and monetary relief, including enjoining the merger or awarding damages, which may take the form of the issuance of additional common stock to members of the plaintiff class. If we were to issue a significant number of shares of our common stock in connection with this action, it would materially dilute our current stockholders. On April 3, 2001, we filed a motion to dismiss the lawsuit. Although we believe that the allegations of the complaint are without substantial merit and intend to vigorously contest this action, we can not predict at this time the outcome of any litigation or the possible range of loss or whether the resolution of the litigation could have a material adverse effect on our business or the value of our common stock.

     In the first quarter of fiscal 2001, we were served with a purported class action complaint alleging that we improperly collected sales tax from residents of New York State. On October 31, 2001, the plaintiffs agreed to discontinue the action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See "Exhibit Index" following the signature page.

     (b)  We filed a current report on Form 8-K on October 10, 2001 reporting
          Item 5. This report related to the Loan and Security Agreement dated as of September 24, 2001 by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  dELiA*s Corp.
                                  (Registrant)
Date: December 18, 2001

                                  By: /s/ STEPHEN I. KAHN
                                      -------------------
                                          Stephen I. Kahn
                                          Chairman of the Board and Chief
                                          Executive Officer


                                  By: /s/ DENNIS GOLDSTEIN
                                      --------------------
                                          Dennis Goldstein
                                          Chief Financial Officer and Treasurer
                                          (principal financial and accounting
                                          officer)

                                  EXHIBIT INDEX

10.1 Loan and Security Agreement dated as of September 24, 2001 by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company (incorporated by reference to the dELiA*s Inc. Current Report on Form 8-K dated October 5, 2001)

10.2* First Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company, dated October 29, 2001

----------

* Filed herewith.