Form 10-K
period 2002-02-02
DELIAS CORP
filed 2002-05-03
CIK 1076914

        FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 3, 2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                                 ANNUAL REPORT
                             ---------------------

                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

                         Commission file number 0-25347

                                DELIA(*)S CORP.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                            13-3963754
 (State or other jurisdiction                     (I.R.S. Employer Identification No.)
              of
incorporation or organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of common stock held by non-affiliates of the registrant as of April 16, 2002 was $209,540,100.

    The number of shares outstanding of the registrant's Class A common stock as of April 16, 2002 was 46,798,619.

    The number of shares outstanding of the registrant's Class B common stock as of April 16, 2002 was 11,425,000.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    STATEMENTS CONTAINED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I--ITEM 1--BUSINESS" AND "PART I--ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE CONDITION OF THE FINANCIAL MARKETS GENERALLY; ACCESS TO FINANCING TO FUND THE OPERATIONS AND THE EXPANSION STRATEGIES OF OUR BUSINESS; FUTURE CONDITIONS OF THE MARKET FOR OUR COMMON STOCK; THE RISK THAT OUR MERGER AND RESTRUCTURING EFFORTS WILL NOT PRODUCE SAVINGS FROM ADDITIONAL OPERATING EFFICIENCIES IN A TIMELY FASHION OR AT ALL; COSTS RELATED TO THE MERGER AND RESTRUCTURING INITIATIVES; OUR ABILITY TO REDUCE EXPENSES SUCCESSFULLY; THE RISK THAT COST REDUCTION INITIATIVES MAY LEAD TO REDUCED SERVICE LEVELS OR PRODUCT QUALITY, WHICH COULD HAVE AN ADVERSE IMPACT ON REVENUES; INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR; TIMING AND QUANTITY OF CATALOG AND ELECTRONIC MAILINGS; RESPONSE RATES; OUR ABILITY TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION; AVAILABILITY OF ACCEPTABLE STORE SITES AND LEASE TERMS; ABILITY TO OPEN NEW STORES IN A TIMELY FASHION; POSSIBILITY OF INCREASING COMPARABLE STORE SALES; ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL STORES GENERALLY; THE ABILITY OF OUR COMPUTER SYSTEMS TO SCALE WITH GROWTH IN ONLINE TRAFFIC; DIFFICULTY IN INTEGRATING NEW TECHNOLOGIES; OUR ABILITY TO RETAIN KEY PERSONNEL; LEVELS OF COMPETITION; GENERAL ECONOMIC CONDITIONS; CHANGES IN CONSUMER SPENDING PATTERNS; OUR ABILITY TO ANTICIPATE AND RESPOND TO FASHION TRENDS; OUR DEPENDENCE ON THIRD PARTIES; AND OTHER FACTORS DETAILED ELSEWHERE IN THIS REPORT. THESE FACTORS, AND OTHER FACTORS THAT APPEAR IN THIS DOCUMENT INCLUDING, WITHOUT LIMITATION, UNDER "RISK FACTORS," COULD AFFECT OUR ACTUAL RESULTS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US OR ON OUR BEHALF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC ON FORMS 10-K, 10-Q AND 8-K.

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

    ON NOVEMBER 20, 2000, DELIA*S INC. WAS RECOMBINED WITH ITS MAJORITY-OWNED SUBSIDIARY, ITURF INC., AND WE RENAMED THE PARENT COMPANY OF THE RECOMBINED BUSINESS DELIA*S CORP. THE MERGER TRANSACTION WAS ACCOUNTED FOR AS A PURCHASE BY DELIA*S INC. OF THE MINORITY INTEREST IN ITURF. AS A RESULT, THE HISTORICAL FINANCIAL STATEMENTS OF DELIA*S CORP. CONTAINED HEREIN ARE THE HISTORICAL FINANCIAL STATEMENTS OF DELIA*S INC. WITH EARNINGS PER SHARE RESTATED TO REFLECT THE TRANSACTION. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are a multichannel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. We reach our customers through the dELiA*s catalog, www.dELiAs.cOm and the growing chain of dELiA*s retail stores. In fiscal 2001, dELiA*s Direct (which includes the operations of our dELiA*s catalog and our dELiAs.cOm e-commerce site) provided 58% of our consolidated net sales, dELiA*s Retail provided 38% and our non-core businesses represented the remaining 4%.

    FISCAL 2000 MERGER AND RESTRUCTURING. During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. These initiatives, which were completed during fiscal 2001, resulted in significant merger and restructuring-related charges.

    CONSOLIDATED SALES. Apparel sales through our core dELiA*s channels represented 78% of our fiscal 2001 consolidated net sales. No other product category represented more than 10%.

    MERCHANDISING. Our dELiA*s catalogs, retail stores and e-commerce pages feature a broad assortment of merchandise, ranging from basics, such as jeans, shorts and t-shirts, to more fashion oriented apparel and accessories, such as woven and knit junior dresses, swimwear, sunglasses, watches, costume jewelry and cosmetics, to enable our customers to fulfill many of their fashion needs. dELiA*s also offers home furnishings, light furniture and household articles to teen girls and young women. While we continue to offer recognized and emerging brands purchased from third-party vendors, we also continue to increase our focus on dELiA*s-branded merchandise that we source directly from manufacturers or purchase from third-party vendors for sale under the "dELiA*s" label. We present merchandise in coordinated groupings to encourage customers to create outfits, which we believe increases average purchase size and enhances sales.

    CATALOG AND INTERNET OFFERINGS. In fiscal 2001, DELIA*S catalog circulation was nearly 42 million. Our distinctive catalogs and dELiAs.cOm Web site include detailed product descriptions and specifications, full color photographs and pricing information. They are designed to create a unique and entertaining shopping experience and to offer customers more than the typical apparel catalog or Web site by combining the feel and editorial flair of a magazine or web/zine with the convenience of at-home shopping.

    We mail our catalogs to persons listed in our proprietary database, as well as to persons from rented lists. We believe we can leverage our proprietary database to develop additional targeted mailings to specific customer segments, and may expand our strategy of more frequent mailings of supplemental catalogs to repeat customers.

    RETAIL STORES. As of February 2, 2002, we operated 45 dELiA*s stores, including four outlet stores. Our stores range in size from 2,500 to 5,100 square feet with an average size of approximately 3,700 square feet. They are located on the East Coast (Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia) and in the Midwest (Indiana, Illinois, Missouri, Ohio, Wisconsin).

    Our retail stores have point-of-sale terminals that transmit information daily on sales by item, color and size. We evaluate this information, together with merchandise statistics reports, when making merchandising decisions regarding reorders of fast-selling items and merchandise allocations.

    PROPRIETARY DATABASE DEVELOPMENT. Except for our September 1998 purchase of approximately 6 million names from the estate of Fulcrum Direct, Inc., we have historically developed our proprietary customer database primarily through referrals, word-of-mouth, catalog requests, on-line membership programs and targeted classified advertising in selected magazines, including SEVENTEEN and YM. During fiscal 2001, approximately
1.5 million new names were added to our database. As of February 2, 2002, our proprietary database included approximately 13 million names, approximately
8.5 million of which have made a purchase or requested a catalog. Our database contains a person's name, gender, residence, age, family status and historical transaction data (including, among other things, referral source, history of orders, payment method, average order size and product purchase information). Whenever possible, we also gather additional demographic data and e-mail addresses. We are committed to protecting the privacy of our customers. Our privacy policy is available on our dELiAs.cOm website.

    CALL CENTER OPERATIONS. We provide our dELiA*s Direct customers with toll-free telephone access as well as around-the-clock fax and web service. Teleservice representatives process orders directly into our management information system.

    Our New York call center is flexibly configured to handle up to 300 phone stations. Our approximately 200 (as of February 2, 2002) full- and part-time teleservice representatives have the capacity to handle nearly 2,500 calls per hour. We also use an outside teleservices provider for overflow calls. We process telephone orders in an average of 4 to 5 minutes, depending upon the nature of the order and whether the customer is a first-time or repeat customer.

    Inquiries received by our customer service representatives are principally concerned with order and refund status.

    DISTRIBUTION AND FULFILLMENT. Our customer orders and retail stock shipments are processed through our warehouse and fulfillment center in Hanover, Pennsylvania. From this center, we processed an average in fiscal 2001 of over 15,000 retail shipments and 6,500 customer shipments per day. Our busiest shipping days for dELiA*s Retail and Direct involved 37,000 retail shipments and 22,000 customer packages, respectively. We use an integrated picking, packing and shipping system with a live connection to our direct order entry and retail systems. The system monitors the in-stock status of each item ordered, processes orders and retail stock requests and generates warehouse selection tickets and packing slips for order and retail stock fulfillment operations.

    A majority of our catalog and Internet orders are shipped within 48 hours of credit approval. In cases in which the order is placed using another person's credit card and it exceeds a specified threshold, the order is shipped only after we have received confirmation from the cardholder. Customers generally receive orders within three to ten business days after shipping. Our shipments are generally carried to customers by United Parcel Service and the United States Postal Service.

    For fiscal 2001, merchandise returns were approximately 17% of shipped sales in our dELiA*s Direct segment and 9% of sales in our dELiA*s Retail segment. Return experience is closely monitored to identify trends in product offerings, product defects and quality issues. As of April 17, 2002, the dELiA*s Direct channel had approximately $500,000 in backorders as compared to approximately $400,000 on that date in 2001.

    INVENTORY LIQUIDATION. We have excess inventory in varying degrees over the course of the year. We mail sale catalogs, run promotional sales of excess items and sell excess inventory through our outlet stores and our online discount service, Discount Domain. We have also used third-party liquidators, event sales and charitable donations to dispose of excess inventory and may consider other liquidation options in the future.

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

EMPLOYEES

    As of February 2, 2002, we had approximately 1,550 full-time and part-time employees. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be good.

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

WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE, AND ADDITIONAL
  CAPITAL COULD DILUTE STOCKHOLDERS

    Historically, we have financed our business operations primarily through the sale of equity and bank loans. We believe that available cash on hand and available borrowings will enable us to maintain our currently planned operations. However, in the event of lower than expected sales or higher than expected expenses or in the event of material changes to our vendor payment terms, it is likely that we would need to raise additional funds to finance our operations. We are currently in compliance with the covenants of our credit agreement with Wells Fargo Retail Finance LLC and receive a waiver from Allfirst Bank of the financial covenant in our mortgage loan agreement. However, if our business was to deteriorate and we were to fail to comply with the financial covenants under our credit agreement, we may not continue to have access to these sources of funding. In addition, in the event that we elect to accelerate the expansion of our retail operations, we would likely require additional financing. As an alternative to bank financing, we may seek an equity-based investment from a strategic or financial partner. Debt or equity financing may not be available in sufficient amounts or on terms acceptable to us, or at all, and any equity-based financing would be dilutive to our current stockholders.

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

    - levels of competition;

    - market acceptance of our merchandise, including new merchandise categories or products introduced;

    - opportunities to expand, including the ability to locate and obtain acceptable store sites and lease terms or renew existing leases, and the ability to increase comparable store sales;

    - the timing of merchandise deliveries;

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

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR
  BUSINESS

    RETAIL STORES. We opened the first full-priced dELiA*s retail store in February 1999, and many of the dELiA*s retail stores were opened after fiscal 1999. As a result, we do not have substantial data regarding comparable store sales, which is an important measure of performance for a retail company. Because of our limited history as an operator of retail stores and the limited data available to assess the trends in individual store performance, there can be no assurances of our ability to run these stores profitably. In addition, failure to expand the numbers of dELiA*s retail stores will limit our ability to leverage our infrastructure and would have a material adverse effect on our financial condition and results of operations.

    As a result of these factors, our future revenues are difficult to forecast. Any shortfall in revenues may have a material adverse effect on our business and would likely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

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

WE ARE PARTY TO CLASS ACTION LITIGATION

    We are currently party to two purported class action litigations. The first was originally filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the Securities Exchange Act of 1934 by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. We believe that the allegations are without substantial merit and that the claim is covered under our insurance policy and we intend to vigorously contest this action. However, we cannot predict at this time the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our business.

    The second was originally filed as three separate complaints in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors in connection with the recombination of the iTurf Inc. and dELiA*s Inc. businesses. The actions were consolidated and an amended complaint was filed on January 19, 2001. The complaint alleges that dELiA*s and the members of the iTurf board of directors breached their fiduciary duties to iTurf's public stockholders and that the exchange ratio was unfair to iTurf's public stockholders. On
January 15, 2002, all parties entered into a stipulation and agreement of compromise, settlement and release, which was approved without objection by the court on April 8, 2002 and, provided no appeal is taken, will become a final order in May 2002.

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

WE RELY ON THIRD-PARTY VENDORS FOR MERCHANDISE

    Our business depends on the ability of third-party vendors and their subcontractors or suppliers to provide us with current-season, brand-name apparel and merchandise at competitive prices, in sufficient quantities, manufactured in compliance with all applicable laws and of acceptable quality. We do not have long-term contracts with any supplier and are not likely to enter into these contracts in the foreseeable future. In addition, many of the smaller vendors that we use have limited resources, production capacities and operating histories. As a result, we are subject to the following risks, which could have a material adverse effect on our business:

    - our key vendors may fail or be unable to expand with us;

    - we may lose or cease doing business with one or more key vendors;

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

    Stephen I. Kahn, our Chief Executive Officer, holds or has the right to vote in the aggregate approximately 22% of our Class A common stock, net of treasury stock and stock held by subsidiaries. Accordingly, Mr. Kahn may have substantial influence over the company and may exercise his influence in ways that might not be consistent with the interests of other stockholders.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING KEY PERSONNEL

    Our success will depend on the continued service of our key senior management personnel. Loss of the services of our senior management personnel, including Stephen I. Kahn, Chairman of our board of directors and Chief Executive Officer, Andrea Weiss, President, Wendy Heath, Executive Vice President of Product Development and Design, and Dennis Goldstein, Chief Financial Officer, or other key employees would have a material adverse effect on our business.

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

    We compete with traditional department stores, as well as specialty retailers, for teen and young adult customers. We also compete with other direct marketers and e-commerce companies, some of which may specifically target our customers. In addition, because there are few barriers to entry in the teen apparel and accessories market, we could face competition from manufacturers of apparel and accessories, including our current vendors, who could market their products directly to retail customers or make their products more readily available in competitor catalogs, Web sites and retail stores.

    We cannot assure you that we will be able to compete successfully with these companies or that competitive pressures will not materially and adversely affect our business. We believe that our ability to compete depends upon many factors, including the following:

    - the consumer acceptance of our product offerings;

    - the success of our brand building and sales and marketing efforts;

    - the performance, price and reliability of products developed by us or our competitors; and

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

THE EXPECTED BENEFITS OF OUR MERGER MAY NOT BE REALIZED

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

STRIKES OR OTHER SERVICE INTERRUPTIONS AFFECTING THIRD-PARTY SHIPPERS WOULD IMPACT OUR ABILITY TO DELIVER MERCHANDISE ON A TIMELY BASIS

    We rely on third-party shippers, including the United States Postal Service and United Parcel Service, to ship merchandise to our customers. Strikes or other service interruptions affecting our shippers would affect our ability to deliver merchandise on a timely basis and could have a material adverse effect on our business.

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

THE PRICE OF OUR COMMON STOCK COULD BE EXTREMELY VOLATILE

    The market price of our common stock has fluctuated in the past and may continue to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation, which could have material adverse effects on our business.

DELAWARE LAW AND OUR ORGANIZATIONAL DOCUMENTS AND STOCKHOLDER RIGHTS PLAN MAY
  INHIBIT A TAKEOVER

    Provisions of Delaware law, our Restated Certificate of Incorporation or our bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

    In addition, our board of directors has adopted a stockholder rights plan, the purpose of which is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to all of our stockholders. The rights plan may have the effect of dissuading a potential acquirer from making an offer for our common stock at a price that represents a premium to the then current trading price.

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

THIRD-PARTY INTERNET PROVIDERS MAY EXPERIENCE SYSTEM FAILURES THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

    Our customers depend on Internet service providers and Web site operators for access to our Web site. Some of these groups have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could have a material adverse effect on our business.

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

                                                                                  APPR. SQ.        LEASE
LOCATION                                            USE                            FOOTAGE    EXPIRATION DATE
--------                   -----------------------------------------------------  ---------   ---------------
New York, NY.............  Corporate offices                                        45,000         2007
Long Island City, NY.....  Call center                                              25,000         2009
Hanover, PA..............  Warehouse, fulfillment and distribution center          400,000           --
Hayward, CA*.............  Storybook Heirlooms distribution center                  33,000         2003
New York, NY**...........  iTurf offices                                            25,000         2011

--------------------------

*   We have negotiated a definitive settlement to terminate this lease.

**  We are currently negotiating to terminate this lease or to sublet the space.

ITEM 3. LEGAL PROCEEDINGS

    In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 29, 2001. By order dated December 10, 2001, the court certified the class. We filed our answer to the consolidated amended complaint on February 13, 2002. We intend to vigorously defend against this action. While an estimate of the possible range of loss cannot be made, based upon information presently known to management, we believe that the claim is covered under our insurance policy and do not believe that the ultimate resolution of this lawsuit will have a material adverse effect on our business.

    Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., a partly-owned subsidiary of dELiA*s Inc. at the time, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include:
Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. On March 5, 2001, we answered that complaint, asserted affirmative defenses and separately moved to strike certain allegations. Also on March 5, 2001, we moved to dismiss the complaint. On January 15, 2002, all parties entered into a stipulation and agreement of compromise, settlement and release. Pursuant to the settlement, the defendants will receive full release in exchange for one million shares of dELiA*s common stock, which shares were issued and delivered on April 26, 2002. The total
$6.3 million value of the non-cash settlement is recorded as a fiscal 2001 merger charge with an offset to additional paid-in capital. The settlement was approved without objection by the court on April 8, 2002 and, provided no appeal is taken, will become a final order in May 2002.

    In the first quarter of fiscal 2001, we were served with a purported class action complaint alleging that we improperly collected sales tax from residents of New York State. On October 31, 2001, the plaintiffs agreed to discontinue the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

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

                                                               HIGH       LOW
                                                             --------   --------
FISCAL YEAR ENDED FEBRUARY 3, 2001
  1st Quarter..............................................  $13.750     $4.313
  2nd Quarter..............................................    5.375      2.500
  3rd Quarter..............................................    3.625      0.625
  4th Quarter..............................................    3.719      0.500

FISCAL YEAR ENDED FEBRUARY 2, 2002
  1st Quarter..............................................  $ 5.250     $2.281
  2nd Quarter..............................................    8.000      2.950
  3rd Quarter..............................................    7.100      3.600
  4th Quarter..............................................    8.050      4.900

    On April 16, 2002, there were approximately 200 holders of record of our common stock and approximately 7,800 beneficial owners of our common stock.

DIVIDEND INFORMATION

    Since inception, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement prohibits us from paying dividends.

SALES OF UNREGISTERED SECURITIES IN THE FOURTH QUARTER OF FISCAL 2001

    None.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial information set forth below has been derived from our consolidated financial statements. The following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this report. All applicable information has been restated to give effect to our December 1997 acquisition of TSI Soccer Corporation, which was accounted for as a pooling of interests. In addition, all net income (loss) per share amounts for periods prior to the November 2000 merger of dELiA*s Inc. and iTurf Inc. have been retroactively adjusted to reflect the merger exchange ratio by multiplying the number of dELiA*s Inc. shares by 1.715.

                                                FISCAL 1997   FISCAL 1998   FISCAL 1999   FISCAL 2000   FISCAL 2001
                                                -----------   -----------   -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales...................................   $113,049      $158,364      $190,772      $215,065      $143,728
  Cost of sales...............................     57,811        78,368       108,148       119,258        75,918
                                                 --------      --------      --------      --------      --------
  Gross profit................................     55,238        79,996        82,624        95,807        67,810
  Selling, general and administrative
    expenses..................................     47,943        71,711       124,339       155,503        84,630
  Merger, restructuring and finance charges...      1,614            --        23,668        29,205         4,975
  Merger settlement charge....................         --            --            --            --         6,335
  Gain on subsidiary IPO and sale of
    subsidiary stock..........................         --            --       (78,117)           --            --
  Minority interest...........................         --            --        (4,865)      (20,812)           --
  Other expense (income), net.................     (1,201)         (962)       (2,429)         (316)         (482)
                                                 --------      --------      --------      --------      --------
  Income (loss) before income taxes and
    extraordinary item........................      6,882         9,247        20,028       (67,773)      (27,648)
  Provision for income taxes..................      2,456         3,405         9,070        11,942            --
                                                 --------      --------      --------      --------      --------
  Net income (loss) before extraordinary
    item......................................      4,426         5,842        10,958       (79,715)      (27,648)
  Extraordinary item..........................         --            --            --            --           803
                                                 --------      --------      --------      --------      --------
  Net income (loss)...........................   $  4,426      $  5,842      $ 10,958      $(79,715)     $(28,451)
                                                 ========      ========      ========      ========      ========
  Net income (loss) per share before
    extraordinary item:
    Basic.....................................   $   0.20      $   0.25      $   0.45      $  (2.98)     $  (0.68)
                                                 ========      ========      ========      ========      ========
    Diluted...................................   $   0.20      $   0.24      $   0.42      $  (2.98)     $  (0.68)
                                                 ========      ========      ========      ========      ========

                                                FISCAL 1997   FISCAL 1998   FISCAL 1999   FISCAL 2000   FISCAL 2001
                                                -----------   -----------   -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Net income (loss) per share:
    Basic.....................................   $   0.20      $   0.25      $   0.45      $  (2.98)     $  (0.70)
                                                 ========      ========      ========      ========      ========
    Diluted...................................   $   0.20      $   0.24      $   0.42      $  (2.98)     $  (0.70)
                                                 ========      ========      ========      ========      ========
  Shares used in the per share calculations:
    Basic.....................................     22,194        23,631        24,550        26,744        40,604
                                                 ========      ========      ========      ========      ========
    Diluted...................................     22,437        24,555        26,377        26,744        40,604
                                                 ========      ========      ========      ========      ========
BALANCE SHEET DATA AT END OF FISCAL YEAR:
  Cash and cash equivalents...................   $  4,485      $ 10,981      $ 24,985      $ 10,121      $ 27,915
  Working capital.............................     37,959        25,480        83,952        14,082        27,421
  Total assets................................     64,572        82,144       184,040        85,043        82,234
  Long-term debt and capital leases...........         --            --         6,756         4,770         3,695
  Total stockholders' equity..................     44,144        63,607        82,921        20,156        37,457

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

    MERGER AND RESTRUCTURING. On November 20, 2000, iTurf Inc. and dELiA*s Inc. were recombined and the parent company was renamed dELiA*s Corp. As a result of the "reverse acquisition" accounting treatment, dELiA*s Corp. reports the historical results of dELiA*s Inc. for periods prior to the merger with all share and per share information, except for amounts on our Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity, retroactively adjusted to reflect the merger exchange ratio by multiplying the number of dELiA*s Inc. shares by 1.715. In presenting our shares outstanding and calculating loss per share for periods after the merger, we have assumed conversion on the merger date of all eligible shares of dELiA*s Inc. common stock.

    During fiscal 2000, we also announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. In connection with our fiscal 2000 merger and restructuring initiatives, we recorded significant charges in fiscal 2000 and additional charges of $10.7 million during fiscal 2001, including $6.3 million for the non-cash settlement of a merger-related class action suit.

    As a result of our merger and restructuring initiatives, we currently have two reportable segments: dELiA*s Direct (which includes the operations of our dELiA*s catalog and our dELiAs.cOm e-commerce site) and dELiA*s Retail. See
Note 5 to our consolidated financial statements for disclosure of results by reportable segment.

    FISCAL 2001 FINANCE INITIATIVES AND EXTRAORDINARY ITEM. Our fiscal 2001 merger, restructuring and finance charges include a $600,000 finance charge relating to the early termination of an interest rate swap that was tied to our distribution facility mortgage. Also during fiscal 2001, we recorded an extraordinary charge of approximately $800,000 when we replaced our Congress Financial Corporation credit facility with one from Wells Fargo Retail Finance LLC.

    THESPARK.COM, INC. On February 15, 2000, we acquired TheSpark.com, Inc. In accordance with the acquisition agreement, as amended, we paid the sellers
$4.2 million (including $1.7 million in connection with our March 2001 sale of the businesses) in fiscal 2001 and issued them 1,315,271 and 197,835 shares of our Class A common stock on June 1, 2001 and March 1, 2002, respectively. The value of all consideration paid subsequent to our decision to sell the businesses was included in our restructuring charges.

    SALE OF COMMON STOCK. On June 19, 2001, we sold 5.74 million shares of our Class A common stock for approximately $29.5 million in net proceeds.

    CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for construction of our dELiA*s retail stores. Our current plan is to grow the total number of dELiA*s retail stores by 20 during fiscal 2002. We expect capital expenditures of approximately $10 million, the majority of which will be spent on the expansion of our retail store base.

    CRITICAL ACCOUNTING POLICIES INVOLVING ESTIMATES. Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies currently affect our financial condition and results of operations:

    - REVENUE RECOGNITION--Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date.

    - CATALOG COSTS--Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expenses relating to capitalized advertising costs be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool.

    - MERCHANDISE INVENTORIES--Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value, which is determined based on estimated recovery.

    - LONG-LIVED ASSETS--In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets with an indefinite useful economic life should not be amortized until the life of the asset is determined to be finite. In connection with our adoption of SFAS 142, we expect to record a favorable cumulative effect of change in accounting principle of approximately $15.4 million in the first quarter of fiscal 2002. This amount represents the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc.

    In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material effect on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship of items from our Consolidated Statements of Operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                                      PERCENTAGE OF NET SALES
                                                              ---------------------------------------
                                                              FISCAL 1999   FISCAL 2000   FISCAL 2001
                                                              -----------   -----------   -----------
Net sales...................................................     100.0%        100.0 %       100.0 %
Cost of sales...............................................      56.7          55.4          52.8
                                                                 -----         -----         -----
Gross profit................................................      43.3          44.6          47.2
Selling, general and administrative expenses................      65.2          72.3          58.9
Merger, restructuring and finance charges...................      12.4          13.6           3.4
Merger settlement charge....................................        --            --           4.4
Gain on subsidiary IPO and sale of subsidiary stock.........     (40.9)           --            --
Minority interest...........................................      (2.6)         (9.7)           --
Interest and other income, net..............................      (1.3)         (0.1)         (0.3)
                                                                 -----         -----         -----
Income (loss) before income taxes and extraordinary item....      10.5         (31.5)        (19.2)
Provision for income taxes..................................       4.8           5.6            --
                                                                 -----         -----         -----
Net income (loss) before extraordinary item.................       5.7         (37.1)        (19.2)
Extraordinary item..........................................        --            --           0.6
                                                                 -----         -----         -----
Net income (loss)...........................................       5.7%        (37.1)%       (19.8)%
                                                                 =====         =====         =====

COMPARISON OF FISCAL YEARS 2000 AND 2001

    NET SALES. Net sales decreased approximately $71.4 million from $215.1 million in fiscal 2000 to $143.7 million in fiscal 2001. The decrease was primarily due to the impact of divestitures of non-core businesses. Net sales in our core dELiA*s business decreased 2% with a 13% decrease in dELiA*s Direct and a 20% increase at dELiA*s Retail. The decrease at Direct can be attributed to the current economic environment as well as sporadic mail delays and mail disruptions that delayed the in-home date of our key holiday mailing in many of our major markets. The increase at Retail is a function of our continued store expansion, a trend that we plan to continue. However, comp store sales declined as a result of decreased mall traffic, particularly in the Northeast where the majority of our stores are located.

    GROSS MARGIN. Gross margin increased from 44.6% in fiscal 2000 to 47.2% in fiscal 2001 primarily as a result of the elimination of lower margin non-core businesses. Gross margin for our core dELiA*s business remained essentially flat. We expect gross margins to improve as we continue to increase our dELiA*s branded merchandise offerings and continue our sourcing initiatives.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $70.9 million from $155.5 million in fiscal 2000 to $84.6 million in fiscal 2001. Selling, general and administrative expenses also decreased as a percentage of net sales, from 72.3% in fiscal 2000 to 58.9% in fiscal 2001. Approximately $58.2 million of the decrease relates to operating expenses of our discontinued non-core businesses. Depreciation, amortization and non-cash compensation expenses decreased approximately $13.2 million. Operating expenses at our core dELiA*s business also decreased; increases of $4.9 million at dELiA*s Retail primarily related to the continued expansion of our store base while decreases of $5.5 million at dELiA*s Direct related primarily to online advertising and mailing costs. These decreases were offset by $1.1 million net increases in other expenses.

    MERGER, RESTRUCTURING AND FINANCE CHARGES. During fiscal 2000, we recorded primarily non-cash charges of $29.2 million relating to our decision to focus exclusively on our core dELiA*s business and the related merger. Additional related charges are included in fiscal 2000 cost of sales and income taxes. During fiscal 2001, we recorded additional charges of $4.4 million as we substantially completed the sale or shut down of our non-core businesses. In addition, a $600,000 finance charge in fiscal 2001 related to the early termination of an interest rate swap that was tied to our distribution facility mortgage.

    MERGER SETTLEMENT CHARGE. During fiscal 2001, we recorded a $6.3 million charge for the non-cash settlement of a merger-related class action suit and $4.4 million for other costs related to substantially completing our initiatives to dispose of our non-core businesses. In addition, a $600,000 finance charge in fiscal 2001 related to the early termination of an interest rate swap that was tied to our distribution facility mortgage.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net was $300,000 in fiscal 2000 and $500,000 in fiscal 2001. The fiscal 2000 income was offset, in party, by a one-time loss on an investment in an Internet business.

    MINORITY INTEREST. For the period that iTurf Inc. was not wholly-owned by dELiA*s, we reflected the outside ownership of iTurf as minority interest.

    INCOME TAXES. In accounting for the November 2000 merger of dELiA*s Inc. and iTurf Inc., deferred tax liabilities relating to earlier issuances of iTurf common stock were eliminated and the remaining net deferred tax asset was reserved with a non-cash tax charge of $19.8 million. Since the November 2000 merger of dELiA*s Inc. and iTurf Inc., our deferred tax assets have been fully reserved due to the uncertainty of our ability to utilize the benefit.

    EXTRAORDINARY ITEM. During the third quarter of fiscal 2001, we entered into an agreement with Wells Fargo Retail Finance LLC that provides us with a $25 million line of credit. This facility replaces the credit facility we had with Congress Financial Corporation. In connection with this change in lenders, we have recorded a charge of approximately $800,000.

COMPARISON OF FISCAL YEARS 1999 AND 2000

    NET SALES. Net sales increased 12.7% to $215.1 million in fiscal 2000 from $190.8 million in fiscal 1999. The increase is primarily due to increases in our core dELiA*s businesses, with increases of $28.2 million and $11.0 million in dELiA*s Retail and dELiA*s Direct, respectively. The increase in net sales in our dELiA*s Retail segment is primarily due to 14 new store openings and the increase in net sales in our dELiA*s Direct segment is primarily due to higher sales per catalog mailed. These increases were offset by decreases in our non-core businesses of $14.9 million, with a significant portion of that decrease relating to the closure of our Screeem! retail chain.

    GROSS MARGIN. Gross margin increased to 44.6% in fiscal 2000 from 43.3% in fiscal 1999. The change represents significant improvements in our core dELiA*s business partially offset by declines in our non-core businesses.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $31.2 million, to $155.5 million or 72.3% of net sales in fiscal 2000 from $124.3 million or 65.2% of net sales in fiscal 1999. The increase primarily relates to our Internet and other non-core businesses, in particular to the increase in goodwill amortization associated with our acquisitions of Internet businesses. In our core dELiA*s businesses, increases at dELiA*s Retail of $13.0 million, relating to the addition of 14 new stores, were partially offset by decreases at dELiA*s Direct in excess of $3.0 million.

    MERGER AND RESTRUCTURING CHARGES. During fiscal 2000, we recorded primarily non-cash charges of $29.2 million relating to our decision to focus exclusively on our core dELiA*s business and the related merger. During fiscal 1999, we recorded a charge of $23.7 million in connection with our plans to close our Screeem! and Jean Country retail operations. These charges are in addition to the related charges included in cost of sales and income taxes.

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

    INTEREST AND OTHER INCOME, NET. Interest and other income, net decreased to $300,000 in fiscal 2000 from $2.4 million in fiscal 1999 due to the sale of marketable securities, increased interest expense due to additional borrowings and a one-time loss in fiscal 2000 on an investment in an Internet business.

    INCOME TAXES. In accounting for the November 2000 merger of dELiA*s Inc. and iTurf Inc., deferred tax liabilities relating to earlier issuances of iTurf common stock were eliminated and the remaining net deferred tax asset was reserved with a non-cash tax charge of $19.8 million.

SELECTED QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

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

                                                            FISCAL QUARTER ENDED
                           --------------------------------------------------------------------------------------
                           APRIL 29,   JULY 29,   OCT. 28,   FEB. 3,     MAY 5,    AUG. 4,    NOV. 3,    FEB. 2,
                             2000        2000       2000       2001       2001       2001       2001       2002
                           ---------   --------   --------   --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................   $49,057    $ 37,295   $ 52,332   $ 76,381   $36,231    $ 25,955   $32,503    $49,039
Cost of sales............    25,792      21,122     29,089     43,255    19,682      14,713    16,488     25,035
                            -------    --------   --------   --------   -------    --------   -------    -------
Gross profit.............    23,265      16,173     22,243     33,126    16,549      11,242    16,015     24,004
Selling, general and
  administrative
  expenses...............    39,003      35,142     38,183     43,174    24,462      17,673    18,434     24,061
Merger, restructuring and
  finance charges........        --          --     20,641      8,564       384       4,591        --         --
Merger settlement
  charge.................        --          --         --         --        --          --        --      6,335
Interest and other
  expense (income),
  net....................      (667)       (414)       184        581         2         (46)      (71)      (367)
Minority interest........    (3,901)     (4,687)   (11,823)      (401)       --          --        --         --
                            -------    --------   --------   --------   -------    --------   -------    -------
Loss before income taxes
  and extraordinary
  item...................   (11,170)    (13,869)   (23,942)   (18,792)   (8,299)    (10,976)   (2,348)    (6,025)
Provision (benefit) for
  income taxes...........    (2,424)     (3,376)    18,729       (987)       --          --        --         --
                            -------    --------   --------   --------   -------    --------   -------    -------
Net loss before
  extraordinary item.....    (8,746)    (10,493)   (42,671)   (17,805)   (8,299)    (10,976)   (2,348)    (6,025)
Extraordinary item.......        --          --         --         --        --          --       803         --
                            -------    --------   --------   --------   -------    --------   -------    -------
Net loss.................   $(8,746)   $(10,493)  $(42,671)  $(17,805)  $(8,299)   $(10,976)  $(3,151)   $(6,025)
                            =======    ========   ========   ========   =======    ========   =======    =======
Basic and diluted net
  loss per share:
  Before extraordinary
    item.................   $ (0.35)   $  (0.42)  $  (1.71)  $  (0.55)  $ (0.23)   $  (0.28)  $ (0.05)   $ (0.14)
  Extraordinary item.....        --          --         --         --        --          --      0.02         --
                            -------    --------   --------   --------   -------    --------   -------    -------
  Net loss...............   $ (0.35)   $  (0.42)  $  (1.71)  $  (0.55)  $ (0.23)   $  (0.28)  $ (0.07)   $ (0.14)
                            =======    ========   ========   ========   =======    ========   =======    =======

                                                                    PERCENTAGE OF NET SALES
                                     --------------------------------------------------------------------------------------
                                     APRIL 29,   JULY 29,   OCT. 28,   FEB. 3,     MAY 5,    AUG. 4,    NOV. 3,    FEB. 2,
                                       2000        2000       2000       2001       2001       2001       2001       2002
                                     ---------   --------   --------   --------   --------   --------   --------   --------
Net sales..........................    100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of sales......................     52.6       56.6       55.6       56.6       54.3       56.7       50.7       51.1
                                       -----      -----      -----      -----      -----      -----      -----      -----
Gross profit.......................     47.4       43.4       44.4       43.4       45.7       43.3       49.3       48.9
Selling, general and administrative
  expenses.........................     79.5       94.2       73.0       56.5       67.5       68.1       56.7       49.1
Merger, restructuring and finance
  charges..........................       --         --       39.4       11.2        1.1       17.7         --         --
Merger settlement charge...........       --         --         --         --         --         --         --       12.9
Interest and other expense
  (income), net....................     (1.4)      (1.1)       0.3        0.8        0.0       (0.2)      (0.2)      (0.8)
Minority interest..................     (8.0)     (12.5)     (22.6)      (0.5)        --         --         --         --
                                       -----      -----      -----      -----      -----      -----      -----      -----
Loss before income taxes and
  extraordinary item...............    (22.7)     (37.2)     (45.7)     (24.6)     (22.9)     (42.3)      (7.2)     (12.3)
Provision (benefit) for income
  taxes............................     (4.9)      (9.1)      35.8       (1.3)        --         --         --         --
                                       -----      -----      -----      -----      -----      -----      -----      -----
Loss before extraordinary item.....    (17.8)     (28.1)     (81.5)     (23.3)     (22.9)     (42.3)      (7.2)     (12.3)
Extraordinary item.................       --         --         --         --         --         --        2.5         --
                                       -----      -----      -----      -----      -----      -----      -----      -----
Net loss...........................    (17.8)%    (28.1)%    (81.5)%    (23.3)%    (22.9)%    (42.3)%     (9.7)%    (12.3)%
                                       =====      =====      =====      =====      =====      =====      =====      =====

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operations was $15.6 million in fiscal 2001 compared to $37.0 million in fiscal 2000. This decrease primarily relates to lower operating losses as a result of the sale or shut down of our non-core businesses in connection with our restructuring initiatives.

    Investing activities provided $6.5 million and $24.1 million in fiscal 2001 and 2000, respectively, primarily relating to net proceeds from our investments offset by capital expenditures and, in fiscal 2001, to the cash proceeds and payments relating to our non-core businesses. During fiscal 2002, we expect to make capital expenditures of approximately $10 million, primarily for the expansion of our retail store base.

    Financing activities were not significant in fiscal 2000. In fiscal 2001, financing activities provided cash of $26.9 million, which primarily relates to the June 2001 sale of 5.74 million shares of our Class A common stock and stock option exercises.

    In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a seven-year mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. In August 1999, we also entered into an interest-rate swap agreement with Allfirst Bank, under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. Effective May 1, 2001, we received a waiver of the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date. On May 4, 2001, we terminated the related interest-rate swap agreement and recorded a $600,000 charge. The principal balance on the mortgage was $5.2 million and $3.1 million as of February 3, 2001 and February 2, 2002, respectively. Future mortgage principal payments are as follows: fiscal 2002--$100,000; and 2003--$3.0 million.

    As of September 24, 2001, we entered into a three-year agreement with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, consisting of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. This credit facility replaced our existing facility with Congress Financial Corporation. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. In connection with our change in lenders, we have recorded a charge of approximately $800,000 in fiscal 2001. As of February 2, 2002, the outstanding balance, which was classified as current, was $4.4 million, outstanding letters of credit were $800,000 and unused available credit was $2.8 million.

    We believe that our cash on hand and cash generated by operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements through fiscal 2002. Our future capital requirements depend on numerous factors, including, without limitation, the success of our marketing, sales and distribution efforts. Additional funds, if required, may not be available to us on favorable terms or at all.

    The following is a summary of our contractual obligations and commitments as of February 2, 2002 and the timing of related future payments:

                                            FISCAL 2003    FISCAL 2005     FISCAL 2007
                              FISCAL 2002     AND 2004       AND 2006     AND THEREAFTER      TOTAL
                              -----------   ------------   ------------   --------------   -----------
Mortgage....................  $  100,000    $ 3,000,000             --               --    $ 3,100,000
Capital leases..............     600,000        700,000             --               --      1,300,000
Operating leases............   7,800,000     15,200,000    $14,300,000      $21,200,000     58,500,000
                              ----------    -----------    -----------      -----------    -----------
Total.......................  $8,500,000    $18,900,000    $14,300,000      $21,600,000    $63,300,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Our variable-rate mortgage arrangements and our credit facility expose us to changes in interest rates. Based on our outstanding balances of $3.1 million and $4.4 million, respectively, at February 2, 2002, a hypothetical 100 basis point increase in interest rates would cause an increase in our annual interest expense of approximately $75,000.

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

    (b) We did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

    (c) See Exhibit Index immediately following Signature Page.

                                 DELIA*S CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENT

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT AUDITORS..............................    F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of February 3, 2001 and
    February 2, 2002........................................    F-3

  Consolidated Statements of Operations for the fiscal years ended
    January 29, 2000, February 3, 2001 and February 2,
    2002....................................................    F-4

  Consolidated Statements of Stockholders' Equity for the
    fiscal years ended
    January 29, 2000, February 3, 2001 and February 2,
    2002....................................................    F-5

  Consolidated Statements of Cash Flows for the fiscal years ended
    January 29, 2000, February 3, 2001 and February 2,
    2002....................................................    F-6

  Notes to Consolidated Financial Statements................    F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of dELiA*s Corp.

    We have audited the accompanying consolidated balance sheets of dELiA*s Corp. (the "Company") as of February 3, 2001 and February 2, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ending February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of dELiA*s Corp. as of February 3, 2001 and February 2, 2002 and the consolidated results of the Company's operations and cash flows for each of the three fiscal years in the period ending February 2, 2002 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
March 11, 2002,
except for the last paragraph of Note 10, as to which the date is April 26, 2002

                                 DELIA*S CORP.

                          CONSOLIDATED BALANCE SHEETS

                     FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              FEBRUARY 3, 2001   FEBRUARY 2, 2002
                                                              ----------------   ----------------
                                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................      $ 10,121           $ 27,915
  Restricted cash...........................................            --              3,277
  Short-term investments....................................        11,024                 --
  Merchandise inventories...................................        19,974             14,640
  Assets held for sale......................................         3,334                 --
  Prepaid expenses and other current assets.................         9,850              5,890
                                                                  --------           --------
    Total current assets....................................        54,303             51,722

PROPERTY AND EQUIPMENT, NET.................................        30,145             30,074
OTHER ASSETS................................................           595                438
                                                                  --------           --------
TOTAL ASSETS................................................      $ 85,043           $ 82,234
                                                                  ========           ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................      $ 27,080           $ 12,297
  Liabilities due to customers..............................         4,570              4,824
  Accrued restructuring.....................................         4,059              2,210
  Bank loan payable.........................................         2,361              4,373
  Other current liabilities.................................         2,151                597
                                                                  --------           --------
    Total current liabilities...............................        40,221             24,301

LONG-TERM DEBT AND CAPITAL LEASES...........................         4,770              3,695
EXCESS OF FAIR VALUE OVER PURCHASE PRICE....................        19,383             15,383
OTHER LONG-TERM LIABILITIES.................................           513              1,398

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; Authorized
    shares--1,000,000; Issued shares--none..................            --                 --
  Class A common stock, par value $.01 per share; Authorized shares--100,000,000; Issued shares--38,267,035 and
    46,169,912, respectively (including 1,685,580 in
    treasury)...............................................           383                462
  Class B common stock, par value $.01 per share; Authorized shares--12,500,000; Issued shares--11,425,000 (all in
    treasury)...............................................           114                114
  Additional paid-in capital................................        91,293            136,668
  Less common stock in treasury, at cost....................       (11,041)           (11,041)
  Deferred compensation.....................................        (1,168)              (870)
  Retained deficit..........................................       (59,425)           (87,876)
                                                                  --------           --------
    Total stockholders' equity..............................        20,156             37,457
                                                                  --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $ 85,043           $ 82,234
                                                                  ========           ========

                See notes to consolidated financial statements.

                                 DELIA*S CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FISCAL YEARS ENDED JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          FISCAL
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
NET SALES...................................................  $190,772   $215,065   $143,728
COST OF SALES...............................................   108,148    119,258     75,918
                                                              --------   --------   --------
GROSS PROFIT................................................    82,624     95,807     67,810
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   124,339    155,503     84,630
MERGER, RESTRUCTURING AND FINANCE CHARGES...................    23,668     29,205      4,975
MERGER SETTLEMENT CHARGE....................................        --         --      6,335
GAIN ON SUBSIDIARY IPO AND SALE OF SUBSIDIARY STOCK.........   (78,117)        --         --
INTEREST AND OTHER INCOME, NET..............................    (2,429)      (316)      (482)
MINORITY INTEREST...........................................    (4,865)   (20,812)        --
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM....    20,028    (67,773)   (27,648)
PROVISION FOR INCOME TAXES..................................     9,070     11,942         --
                                                              --------   --------   --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................    10,958    (79,715)   (27,648)
EXTRAORDINARY ITEM..........................................        --         --        803
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $ 10,958   $(79,715)  $(28,451)
                                                              ========   ========   ========
BASIC NET INCOME (LOSS) PER SHARE:
  BEFORE EXTRAORDINARY ITEM.................................  $   0.45   $  (2.98)  $  (0.68)
  EXTRAORDINARY ITEM........................................        --         --       0.02
                                                              --------   --------   --------
  NET INCOME (LOSS).........................................  $   0.45   $  (2.98)  $  (0.70)
                                                              ========   ========   ========
DILUTED NET INCOME (LOSS) PER SHARE
  BEFORE EXTRAORDINARY ITEM.................................  $   0.42   $  (2.98)  $  (0.68)
  EXTRAORDINARY ITEM........................................        --         --       0.02
                                                              --------   --------   --------
  NET INCOME (LOSS).........................................  $   0.42   $  (2.98)  $  (0.70)
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                 DELIA*S CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FISCAL YEARS ENDED JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         dELiA*s Inc.            dELiA*s Corp.           dELiA*s Corp.
                                         Common Stock           Class A Common          Class B Common       Additional
                                    ----------------------   ---------------------   ---------------------    Paid-In     Treasury
                                      SHARES       Amount      SHARES      Amount      SHARES      Amount     Capital      Stock
                                    -----------   --------   ----------   --------   ----------   --------   ----------   --------
BALANCE, JANUARY 31, 1999.........   14,185,425    $ 142             --       --             --       --      $ 54,133          --
Common stock issuance for
  acquisition.....................        5,000       --             --       --             --       --         1,396          --
Subsidiary stock issuance for
  acquisition.....................           --       --             --       --             --       --         6,919          --
Cancellation of common stock......      (33,784)      --             --       --             --       --          (608)         --
Subsidiary purchase of dELiA*s
  Inc.
  common stock....................      551,046        5             --       --             --       --        17,729    $(17,734)
Stock option activity.............      206,785        2             --       --             --       --         1,199          --
Tax effect of equity
  transactions....................           --       --             --       --             --       --          (552)         --
Net income........................           --       --             --       --             --       --            --          --
                                    -----------    -----     ----------     ----     ----------     ----      --------    --------
BALANCE, JANUARY 29, 2000.........   14,914,472      149             --       --             --       --        80,216     (17,734)

Common stock issuance for
  acquisitions....................      168,039        2             --       --             --       --            (2)         --
Subsidiary stock issuance for
  acquisition.....................           --       --             --       --             --       --         2,802          --
Restricted stock issuance, net....    1,628,775       16        (87,978)    $ (1)            --       --         2,760          --
Merger adjustments................  (16,714,786)   $(167)    38,353,738      384     11,425,000     $114         5,477       7,516
Deferred compensation.............           --       --             --       --             --       --            --          --
Stock option activity.............        3,500       --          1,275       --             --       --            40          --
Stock repurchases.................           --       --             --       --             --       --            --        (823)
Net loss..........................           --       --             --       --             --       --            --          --
                                    -----------    -----     ----------     ----     ----------     ----      --------    --------
BALANCE, FEBRUARY 3, 2001.........           --       --     38,267,035      383     11,425,000      114        91,293     (11,041)

Common stock issuance for
  offering........................           --       --      5,740,000       58             --       --        29,459          --
Common stock issuance for
  acquisition.....................           --       --      1,315,271       13             --       --         6,591          --
Common stock issuance for
  settlement......................           --       --             --       --             --       --         6,335          --
Restricted stock issuance, net....           --       --        (70,308)      (1)            --       --           249          --
Deferred compensation.............           --       --             --       --             --       --            --          --
Stock option activity.............           --       --        917,914        9             --       --         2,741          --
Net loss..........................           --       --             --       --             --       --            --          --
                                    -----------    -----     ----------     ----     ----------     ----      --------    --------
BALANCE, FEBRUARY 2, 2002.........           --       --     46,169,912     $462     11,425,000     $114      $136,668    $(11,041)
                                    ===========    =====     ==========     ====     ==========     ====      ========    ========


                                               Retained        Total
                                    Deferred   Earnings    Stockholders'
                                     Comp.     (Deficit)      Equity
                                    --------   ---------   -------------
BALANCE, JANUARY 31, 1999.........  $    --    $  9,332       $63,607
Common stock issuance for
  acquisition.....................       --          --         1,396
Subsidiary stock issuance for
  acquisition.....................       --          --         6,919
Cancellation of common stock......       --          --          (608)
Subsidiary purchase of dELiA*s
  Inc.
  common stock....................       --          --            --
Stock option activity.............       --          --         1,201
Tax effect of equity
  transactions....................       --          --          (552)
Net income........................       --      10,958        10,958
                                    -------    --------       -------
BALANCE, JANUARY 29, 2000.........       --      20,290        82,921
Common stock issuance for
  acquisitions....................       --          --            --
Subsidiary stock issuance for
  acquisition.....................       --          --         2,802
Restricted stock issuance, net....   (3,784)         --        (1,009)
Merger adjustments................     (499)         --        12,825
Deferred compensation.............    3,115          --         3,115
Stock option activity.............       --          --            40
Stock repurchases.................       --          --          (823)
Net loss..........................       --     (79,715)      (79,715)
                                    -------    --------       -------
BALANCE, FEBRUARY 3, 2001.........   (1,168)    (59,425)       20,156
Common stock issuance for
  offering........................       --          --        29,517
Common stock issuance for
  acquisition.....................       --          --         6,604
Common stock issuance for
  settlement......................       --          --         6,335
Restricted stock issuance, net....     (979)         --          (731)
Deferred compensation.............    1,277          --         1,277
Stock option activity.............       --          --         2,750
Net loss..........................       --     (28,451)      (28,451)
                                    -------    --------       -------
BALANCE, FEBRUARY 2, 2002.........  $  (870)   $(87,876)      $37,457
                                    =======    ========       =======

                See notes to consolidated financial statements.

                                 DELIA*S CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                                 (IN THOUSANDS)

                                                                          FISCAL
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss) before extraordinary item...............  $ 10,958   $(79,715)  $(27,648)
  Adjustments to reconcile net income (loss) before
    extraordinary item to net cash used in operating
    activities:
    Depreciation and amortization...........................     6,403     11,494      1,493
    Merger, restructuring and finance charges...............    24,168     32,523      4,975
    Merger settlement charge................................        --         --      6,335
    Valuation allowance for deferred tax assets.............        --     19,768         --
    Gain on subsidiary IPO and sale of subsidiary stock.....   (78,117)        --         --
    Non-cash compensation expense related to restricted
      stock.................................................        --      4,561      1,277
    Other non-cash corporate charges........................        --      1,651         --
    Minority interest.......................................    (4,865)   (20,812)        --
    Deferred taxes..........................................    11,953     (7,495)        --
    Amortization of investments.............................      (473)      (524)       (12)
    Changes in operating assets and liabilities:
      Merchandise inventories...............................    (7,590)     2,413      3,520
      Prepaid expenses and other current assets.............    (3,888)     4,720      3,732
      Other assets..........................................       (71)       331         57
      Current liabilities...................................     5,111     (5,984)   (10,190)
      Long-term liabilities.................................       (49)       110        885
                                                              --------   --------   --------
Net cash used in operating activities.......................   (36,460)   (36,959)   (15,576)
INVESTING ACTIVITIES:
  Capital expenditures......................................   (21,009)   (10,804)    (5,855)
  Purchase of investment securities.........................   (73,952)   (24,282)        --
  Other investments.........................................    (1,000)        --         --
  Proceeds from maturity of investment securities...........    31,508     56,699     11,036
  Proceeds from sale of businesses..........................        --      2,289      3,783
  Acquisitions, net of cash acquired........................      (547)       174     (2,500)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........   (65,000)    24,076      6,464
FINANCING ACTIVITIES:
  Net proceeds from issuance of subsidiary common stock.....    97,496         --         --
  Net proceeds from common stock offering...................        --         --     29,517
  Increase in restricted cash...............................        --         --     (3,277)
  Charges related to changes in financing arrangements......        --         --       (606)
  Disposition of subsidiary stock...........................    14,090         --         --
  Exercise of stock options.................................     1,201         75      2,692
  Acquisition of treasury stock.............................        --       (823)        --
  Borrowings (repayments) under line of credit agreements...     3,000       (639)     2,012
  Principal payments on long-term debt and capital lease
    obligations.............................................      (323)      (594)    (2,629)
                                                              --------   --------   --------
Net cash provided by (used in) financing activities before
  extraordinary item........................................   115,464     (1,981)    27,709
Net cash used by extraordinary item.........................        --         --       (803)
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........   115,464     (1,981)    26,906
                                                              --------   --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    14,004    (14,864)    17,794
CASH AND CASH EQUIVALENTS, BEGINNING........................    10,981     24,985     10,121
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END..............................  $ 24,985   $ 10,121   $ 27,915
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                 DELIA*S CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 2002

1. BUSINESS AND BASIS OF PRESENTATION

    We are a multichannel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. We reach our customers through the dELiA*s catalog, www.dELiAs.cOm and the dELiA*s retail stores.

    On April 14, 1999, dELiA*s Inc. completed the initial public offering of 28% of the common stock of iTurf Inc., its Internet-focused subsidiary. iTurf used $17.7 million of the offering proceeds to purchase from dELiA*s Inc. 945,044 shares (551,046 pre-merger shares) of dELiA*s Inc. common stock, which was treated as treasury stock in the consolidation of dELiA*s Inc. In connection with the subsidiary offering, dELiA*s Inc. recognized a pre-tax gain of approximately $70.0 million. Later in fiscal 1999, dELiA*s Inc. sold an additional 1.1 million shares of iTurf stock for cash and recorded a related gain of $8.0 million. As a result of such sales and the issuance of additional shares for acquisitions, dELiA*s Inc.'s ownership of iTurf declined to 54% as of November 20, 2000.

    On November 20, 2000, iTurf Inc. and dELiA*s Inc. were recombined through the merger of dELiA*s Inc. into a wholly-owned subsidiary of iTurf Inc. We issued 1.715 shares of iTurf Class A common stock to dELiA*s Inc. stockholders for each outstanding share of dELiA*s Inc. common stock surrendered in the merger. All outstanding dELiA*s Inc. options and shares of restricted stock were converted at the same exchange ratio. We renamed the parent company of the recombined business dELiA*s Corp. Because the former stockholders of dELiA*s Inc. owned more than 50% of dELiA*s Corp. after the merger, the transaction was accounted for as a "reverse acquisition" by dELiA*s Inc. of the minority interest in iTurf. In connection with the merger, deferred tax liabilities relating to earlier issuances of iTurf common stock were eliminated and the remaining net deferred tax asset was reserved with a fiscal 2000 tax charge (see Note 13) of $19.8 million. The excess of the net assets acquired over the merger consideration, after the writeoff of the minority interest proportionate percentage of iTurf's noncurrent assets and an adjustment relating to our fiscal 2000 restructuring initiatives (see Note 4), was recorded as $20.1 million of "excess of fair value over purchase price" for amortization over five years.

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

    PRINCIPLES OF CONSOLIDATION--Our consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which, except iTurf, were wholly-owned for all periods presented. For the period

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) that iTurf was not wholly-owned, the accounts of iTurf were included in the consolidated financial statements with the outside ownership of iTurf reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

    USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our financial statements and footnotes thereto. Actual results could differ from those estimates.

    RECLASSIFICATIONS--Certain amounts have been reclassified to conform to the current period presentation.

    STATEMENTS OF CASH FLOWS--During fiscal 1999, 2000 and 2001, we paid $600,000, $1.3 million and $600,000, respectively, for interest and did not pay any income taxes. Non-cash investing and financing activities include the issuances of common stock for the merger described in Note 1, the acquisitions described in Note 3 and the merger settlement described in Note 10 and the issuances of restricted stock described in Note 11.

    CASH AND CASH EQUIVALENTS--We consider all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

    RESTRICTED CASH--Restricted cash represents collateral for replacement letters of credit issued in connection with our change in lenders. The restriction will be removed after the letters of credit expire or are cancelled, which is expected to be completed during fiscal 2002.

    INVESTMENTS--Our investments consisted of debt securities, principally instruments of the U.S. Government and its agencies, of municipalities and of short-term mutual municipal and corporate bond funds. All such investments were classified as held-to-maturity and carried at amortized cost. Realized gains and losses on sales of these securities were reported in earnings and computed using the specific identification cost basis.

    MERCHANDISE INVENTORIES--Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value, which is determined based on estimated recovery.

    CATALOG COSTS--Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expenses relating to capitalized advertising costs be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, which are included in prepaid expenses and other current assets, were $3.1 million as of February 3, 2001. As of February 2, 2002, our deferred catalog cost balance was minimal.

    ADVERTISING COSTS--Advertising expenses that are not direct-response catalog costs are expensed as incurred. For fiscal 1999, 2000 and 2001, such expenses amounted to $10.6 million, $14.6 million and

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$1.3 million, respectively. Prior to fiscal 2001, these expenses related primarily to our Internet businesses.

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

    REVENUE RECOGNITION--Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date. As of February 3, 2001 and February 2, 2002, the sales return allowance, which is included in customer liabilities, was $859,000 and $523,000, respectively.

    NONMONETARY TRANSACTION--During fiscal 2001, we exchanged some of our excess inventory, which had an original cost of $600,000 and a carrying value of $300,000, for the right to receive future goods and services also valued at $300,000. As of February 2, 2002, the related asset was approximately $300,000.

    SHIPPING EXPENSES--Expenses incurred in shipping goods to customers are included in cost of sales.

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

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets with an indefinite useful economic life should not be amortized until the life of the asset is determined to be finite. In connection with our adoption of SFAS 142, we expect to record a favorable cumulative effect of change in accounting principle of approximately $15.4 million in the first quarter of fiscal 2002. This amount represents the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc.

    In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material effect on our consolidated financial position or results of operations.

3. ACQUISITIONS

THESPARK.COM, INC.

    On February 15, 2000, we acquired TheSpark.com, Inc. The aggregate consideration paid consisted of newly issued shares of a subsidiary's common stock and the right to receive additional consideration based on the achievement of certain performance goals. The transaction was accounted for under the purchase method of accounting with the operating results of the acquired business included in our consolidated financial statements from the date of acquisition and the excess of the aggregate purchase price over the fair market value of net assets acquired of $14.1 million allocated to goodwill. The goodwill was assigned a five-year life for amortization. In connection with this issuance of a subsidiary's common stock, we recorded $2.8 million as additional paid-in capital.

    On January 12, 2001, we entered into an agreement with representatives of the sellers to amend our contingent obligations under the acquisition agreement. In accordance with the amended agreement, we paid them $4.2 million (including $1.7 million in connection with our March 2001 sale of the businesses) in fiscal 2001 and issued them 1,315,271 and 197,835 shares of our Class A common stock on June 1, 2001 and March 1, 2002, respectively. The value of all consideration paid or issued subsequent to our decision to sell the businesses (see Note 4) was included in our restructuring charges.

T@PONLINE.COM, INC.

    On September 1, 1999, we acquired T@ponline.com, Inc., an operator of a Web site directed at college and university students that we renamed Ontap.com, for newly issued shares of a subsidiary's common stock. We accounted for the transaction under the purchase method of accounting with the operating results of the acquired business included in our consolidated financial statements from the date of acquisition and the excess of the aggregate purchase price over the fair market value of net

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

3. ACQUISITIONS (CONTINUED)
assets acquired of $19.0 million allocated to goodwill. The goodwill was assigned a five-year life for amortization. In connection with this issuance of a subsidiary's common stock, we recorded $6.9 million as additional paid-in capital. During fiscal 2000, we shut down the acquired Internet site. (See
Note 4.)

SCREEEM! AND JEAN COUNTRY

    In July 1998, dELiA*s acquired assets located in 26 retail stores operated under the Screeem! and Jean Country names, as well as the leases for such stores and several related trademarks. The total shares issued for the acquisition includes shares issued in February 2000 net of shares cancelled in fiscal 1999 for a working capital purchase price adjustment. The $1.4 million value of the shares issued in February 2000 was recorded as an increase to goodwill and stockholders' equity in fiscal 1999 as the contingencies relating to such issuance had been satisfied by January 29, 2000.

4. MERGER, RESTRUCTURING AND FINANCE CHARGES

FISCAL 2001

    During fiscal 2001, we substantially completed our prior year merger and restructuring initiatives (see below) and recorded the following related charges:

    - $2.3 million for non-cash asset writedowns attributable to the discontinued non-core businesses, which primarily relates to our June 1, 2001 stock issuance to the sellers of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price;

    - a $1.2 million loss, which is net of a $100,000 gain, on the sales of non-core businesses; and

    - a $900,000 increase in reserves, which is net of the reversal of excess reserves of $85,000, for lease and other obligations as actual costs differed from our original estimates.

    We also recorded a $600,000 finance charge relating to the early termination of an interest rate swap that was tied to our distribution facility mortgage (see Note 9) and agreed on a non-cash settlement of a class action suit relating to the November 2000 merger of dELiA*s Inc. and iTurf Inc (see Note 10.)

    As of February 2, 2002, $2.2 million remains accrued for future lease and other obligations relating to our restructuring initiatives. We expect this amount to be paid in fiscal 2002.

FISCAL 2000

    During fiscal 2000, dELiA*s Inc. and iTurf Inc. merged and we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The merger and restructuring of our businesses included the following initiatives, which were substantially completed in fiscal 2001:

    - the recombination of dELiA*s Inc. and iTurf Inc. in order to allow us, among other things, to manage the catalog and e-commerce components of our dELiA*s Direct business segment better;

    - the liquidation of our Droog direct business;

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

4. MERGER, RESTRUCTURING AND FINANCE CHARGES (CONTINUED)
    - the sale of substantially all of the assets of our TSI Soccer direct business;

    - the sale of the primary assets of our Storybook Heirlooms direct business;

    - the liquidation of the retail operations of TSI Soccer; and

    - the decision to exit our Internet community businesses.

    In connection with these initiatives, we recorded the following in fiscal 2000:

    - $37.6 million for non-cash asset writedowns, offset by a $14.3 million reduction of the excess of fair value over purchase price attributable to the operations being shut down or sold;

    - $19.8 million for a non-cash tax charge taken in connection with the merger;

    - $3.3 million relating to the liquidation of inventory of businesses being shut down;

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

    The total fiscal 2000 charge of $53.1 million was recorded as $30.0 million of merger and restructuring charges, a $19.8 million fiscal 2000 income tax charge and $3.3 million in cost of sales. During fiscal 2000, we also reversed $800,000 of our Screeem! restructuring reserves as actual lease exit penalties were less than the amount originally estimated (see below).

FISCAL 1999

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

    - $700,000 in severance costs relating to the elimination of approximately 125 full-time and part-time jobs at the Screeem! corporate office and the store locations to be closed; and

    - $500,000 for the liquidation of inventory carried at stores to be converted or closed.

    The total fiscal 1999 charge of $24.2 million is recorded as a $23.7 million restructuring charge in operating expenses and $500,000 in cost of sales. The total charge includes $1.4 million of goodwill write-off relating to the value of 288,187 shares (168,039 pre-merger shares) of common stock issued in

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

4. MERGER, RESTRUCTURING AND FINANCE CHARGES (CONTINUED)
February 2000. This additional goodwill charge was recorded in fiscal 1999, when the related contingencies were satisfied, as an increase to additional paid-in capital.

    All stores were closed or converted to dELiA*s stores and all planned job eliminations completed by the end of fiscal 2000.

5. SEGMENTS

    Our reportable segments changed as a result of our fiscal 2000 merger and restructuring initiatives. All disclosures have been restated to conform to the current presentation. We currently have two reportable segments: dELiA*s Direct and dELiA*s Retail. All of our other businesses have been sold or shut down and therefore no longer qualify as operating segments under SFAS No. 131 and are included as "non-core" below. Our two segments offer similar products to similar customers, but are managed separately because of their distribution methods. Both segments earn revenues primarily from the sale of apparel, accessories and home furnishings to consumers. The Direct segment takes phone, online and mail orders from our customers and ships merchandise directly to those customers. Our dELiA*s retail stores display merchandise primarily in mall stores and sell directly to customers who visit those locations. Inter-segment activity is minimal, is recorded at cost and is eliminated in consolidation and in preparation of the disclosure below. We do not sell a significant amount of product outside of the United States.

    We evaluate performance and allocate resources primarily based on operating income (loss) before certain expense allocations for shared resources; depreciation, amortization and non-cash compensation; unusual or extraordinary items; minority interest; interest and other income; and income taxes. There are no material differences between accounting policies used by the reportable segments in preparation of this information and those described in the summary of significant accounting policies in this report.

NET REVENUES                                         FISCAL 1999    FISCAL 2000    FISCAL 2001
------------                                         ------------   ------------   ------------
dELiA*s Direct.....................................  $ 85,256,000   $ 96,251,000   $ 83,684,000
dELiA*s Retail.....................................    16,934,000     45,097,000     54,285,000
Non-core...........................................    88,582,000     73,717,000      5,759,000
                                                     ------------   ------------   ------------
Total..............................................  $190,772,000   $215,065,000   $143,728,000
                                                     ============   ============   ============

ASSETS AT THE END OF FISCAL YEAR                                    FISCAL 2000    FISCAL 2001
--------------------------------                                    ------------   ------------
dELiA*s Direct inventory.                                           $ 11,112,000   $  9,109,000
dELiA*s Retail inventory.........................................      5,251,000      5,531,000
Other assets.....................................................     68,680,000     67,594,000
                                                                    ------------   ------------
Total............................................................   $ 85,043,000   $ 82,234,000
                                                                    ============   ============

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

5. SEGMENTS (CONTINUED)

INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM     FISCAL 1999    FISCAL 2000    FISCAL 2001
-------------------------------------------------     ------------   ------------   ------------
dELiA*s Direct operating loss.......................  $(15,334,000)  $   (936,000)  $ (1,066,000)
dELiA*s Retail operating loss.......................    (3,020,000)      (369,000)    (1,604,000)
Non-core operating loss.............................   (13,743,000)   (32,256,000)    (3,481,000)
Unallocated shared expenses.........................    (2,715,000)    (5,650,000)    (7,899,000)
Depreciation, amortization and non-cash
  compensation......................................    (6,403,000)   (16,055,000)    (2,770,000)
Merger, restructuring, finance and other
  non-recurring charges.............................   (24,168,000)   (33,635,000)    (4,975,000)
Merger settlement charge............................            --             --     (6,335,000)
Gain on subsidiary IPO and sale of subsidiary
  stock.............................................    78,117,000             --             --
Minority interest...................................     4,865,000     20,812,000             --
Interest and other income, net......................     2,429,000        316,000        482,000
                                                      ------------   ------------   ------------
Total...............................................  $ 20,028,000   $(67,773,000)  $(27,648,000)
                                                      ============   ============   ============

6. NET INCOME (LOSS) PER SHARE

    Net income (loss) per share amounts for all periods prior to the November 2000 merger (see Note 1) have been restated to reflect the merger with all components of the denominator having been multiplied by the 1.715 exchange ratio. Net loss per share for fiscal 2000 is calculated assuming that all shares of dELiA*s Inc. common stock that were eligible for exchange in the merger were exchanged on the merger date. Net loss per share for fiscal 2001 is calculated assuming that the shares issued for settlement of the merger-related class action lawsuit (see Note 10) were issued on the date of the settlement agreement.

    The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                       FISCAL 1999   FISCAL 2000    FISCAL 2001
                                                       -----------   ------------   ------------
Net income (loss) before extraordinary item..........  $10,958,000   $(79,715,000)  $(27,648,000)
                                                       ===========   ============   ============
Denominator for basic net income (loss) per share....   24,550,000     26,744,000     40,604,000
Effect of dilutive securities:
  Stock options......................................    1,626,000             --             --
  Contingent stock--acquisitions.....................      201,000             --             --
                                                       -----------   ------------   ------------
Denominator for diluted net income (loss) per
  share..............................................   26,377,000     26,744,000     40,604,000
                                                       ===========   ============   ============
Net income (loss) per share before extraordinary
  item:
  Basic..............................................  $      0.45   $      (2.98)  $      (0.68)
                                                       ===========   ============   ============
  Diluted............................................  $      0.42   $      (2.98)  $      (0.68)
                                                       ===========   ============   ============

    For fiscal 1999, options to purchase 1.5 million shares (883,000 pre-merger shares) were outstanding as of the end of the period but not included in the computation of diluted net income per share because their effect would have been antidilutive. For fiscal 2000 and 2001, all options (see Note 11) and the shares issued after the end of the respective fiscal year for the TheSpark.com acquisition (see Note 3) were excluded from the computations of diluted loss per share.

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value amounts reported in our balance sheets for cash and cash equivalents and long-term debt approximate fair values. Our investments of $11.0 million as of February 3, 2001 represent debt securities that are classified as held-to-maturity and carried at amortized cost. The fair value of those debt security investments as of February 3, 2001 was $11.0 million based on quotes obtained from brokers for those instruments.

8.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives or, for leasehold improvements, the shorter of the estimated useful lives or the remaining term of the lease. Depreciation expense for fiscal 2000 and 2001 was $7.1 million and $5.5 million, respectively. Major classes of property and equipment at the end of those fiscal years were as follows:

                                           ESTIMATED USEFUL LIVES  FEBRUARY 3, 2001   FEBRUARY 2, 2002
                                           ----------------------  ----------------   ----------------
Furniture, fixtures and equipment........       3-10 years            $20,317,000        $20,400,000
Leasehold improvements...................      Term of lease           16,529,000         19,938,000
Building.................................        40 years               5,448,000          5,448,000
Land.....................................           n/a                   873,000            873,000
                                                                      -----------        -----------
Total--at cost...........................                              43,167,000         46,659,000
Less accumulated depreciation............                              13,022,000         16,585,000
                                                                      -----------        -----------
Total property and equipment, net........                             $30,145,000        $30,074,000
                                                                      ===========        ===========

9. LONG-TERM DEBT AND CREDIT FACILITIES

    In August 1999, in connection with the purchase of our distribution facility in Hanover, Pennsylvania, we borrowed $5.3 million from Allfirst Bank in the form of a seven-year mortgage loan on the property. We are subject to certain covenants under the loan agreement, including a covenant to maintain a fixed charge coverage ratio. In August 1999, we also entered into an interest-rate swap agreement with Allfirst Bank, under which we effectively converted the LIBOR-based variable interest rate mortgage to a fixed rate loan with an interest rate of approximately 8.78%. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date. On May 4, 2001, we terminated the related interest-rate swap agreement and recorded a $600,000 charge.

    The principal balance on the mortgage was $5.2 million and $3.1 million as of February 3, 2001 and February 2, 2002, respectively. Future mortgage principal payments are as follows: fiscal 2002--$100,000 and 2003--$3.0 million.

    On April 28, 2000, we entered into a three-year agreement with Congress Financial Corporation that amended and restated the terms of our previous credit agreement with First Union, the parent company of Congress.

    As of September 24, 2001, we entered into a three-year agreement with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, consisting of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

9. LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED) determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. This credit facility replaced our existing Congress facility. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. In connection with our change in lenders, we recorded an extraordinary charge of approximately $800,000 in fiscal 2001.

    As of February 3, 2001 and February 2, 2002, our credit facility balance, which was classified as current, was $2.4 million and $4.4 million, respectively, outstanding letters of credit were $1.4 million and $800,000, respectively, and unused available credit was $5.5 million and $2.8 million, respectively. During fiscal 2000, the weighted average interest rate incurred on our credit agreement was 9.5%. During fiscal 2001, the weighted average interest rate incurred on our credit facility was 7.0%.

    During fiscal 1999, 2000 and 2001, interest expense was $700,000, $1.3 million and $600,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

LEASES

    As of February 2, 2002, dELiA*s was obligated under various long-term non-cancelable leases for offices, retail stores, warehouse and distribution space and equipment requiring minimum annual rental payments. Those future obligations, including amounts for which we've reserved in connection with our restructuring initiatives (see Note 4), are payable as follows:

FISCAL                                            CAPITAL LEASES   OPERATING LEASES
------                                            --------------   ----------------
2002............................................   $   596,000       $ 7,844,000
2003............................................       596,000         7,742,000
2004............................................       149,000         7,440,000
2005............................................            --         7,150,000
2006............................................            --         7,107,000
2007 and thereafter.............................            --        21,169,000
                                                   -----------       -----------
Minimum lease payments..........................   $ 1,341,000       $58,452,000
                                                   ===========       ===========

    The total minimum payments for capital leases include approximately $100,000 for imputed interest, which reduces the total future payments to $1.2 million present value. Amortization of assets recorded under capital leases is included with depreciation expense on our owned assets. (See Note 8.)

    Some of our retail store leases include contingent rent clauses that will result in higher payments if the store sales exceed expected levels. Some of our operating leases also include renewal options and

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) escalation clauses with terms that are typical for the industry. In addition, we are obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs for space covered by our operating leases. Rent expense for fiscal 1999, 2000 and 2001 consisted almost entirely of minimum rentals and was $10.3 million, $7.8 million and $9.4 million, respectively.

BENEFIT PLAN

    We have a 401(k) retirement plan covering all eligible employees. Under the plan, employees can defer 1% to 15% of compensation up to federal limits. We may make matching contributions on a discretionary basis. The employee's contribution is 100% vested and the employer's matching contribution vests over a five-year period. Our employer's contributions to the plan were $46,000, $82,000 and $107,000 in fiscal 1999, 2000 and 2001, respectively.

INTERNET ALLIANCES

    In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. On March 30, 2001, the original agreement was superseded by a new agreement under which we agreed to pay our remaining obligation of approximately $1.1 million to America Online over a 27-month period. In connection with the sale of our gURL.com business on May 24, 2001, we assigned approximately $350,000 of obligations under our agreement with America Online to PrimediaNet. We remain liable to America Online for payment of all obligations under the agreement, including the assigned obligations. In the event PrimediaNet defaults on the obligations it has assumed, we would have a contractual claim against PrimediaNet and Primedia. As of February 2, 2002, our remaining payment obligation including the assigned amount was approximately $400,000.

LITIGATION

    In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 29, 2001. By order dated December 10, 2001, the court certified the class. We filed our answer to the consolidated amended complaint on February 13, 2002. We intend to vigorously defend against this action. We believe that the claim is covered under our insurance policy and do not expect the ultimate resolution of this lawsuit to have a material adverse effect on our results of operations, financial position or cash flow.

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., a partly-owned subsidiary of dELiA*s Inc. at the time, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include:
Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. On March 5, 2001, we answered that complaint, asserted affirmative defenses and separately moved to strike certain allegations. Also on March 5, 2001, we moved to dismiss the complaint. On January 15, 2002, all parties entered into a stipulation and agreement of compromise, settlement and release. Pursuant to the settlement, the defendants will receive full release in exchange for one million shares of dELiA*s common stock, which shares were issued and delivered on April 26, 2002. The total
$6.3 million value of the non-cash settlement is recorded as a fiscal 2001 merger charge with an offset to additional paid-in capital. The settlement was approved without objection by the court on April 8, 2002 and, provided no appeal is taken, will become a final order in May 2002.

11. STOCK-BASED COMPENSATION

    Prior to the iTurf Inc. initial public offering, the board of directors of iTurf Inc. approved and adopted the 1999 Amended and Restated iTurf Stock Incentive Plan. Together with the 1996 dELiA*s Inc. Stock Incentive Plan, as amended, and the 1998 dELiA*s Inc. Stock Incentive Plan, the 1999 iTurf Stock Incentive Plan, as amended, (collectively, the "Incentive Plans") provide for the following types of awards to eligible employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or freestanding; and
(iii) restricted stock. The maximum number of shares of common stock subject to each of the stock options or stock appreciation rights that may be granted to any individual under the 1999 Stock Incentive Plan is 750,000 for each fiscal year. If a stock appreciation right is granted in tandem with a stock option, it shall apply against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Incentive Plans.

STOCK OPTIONS

    On November 20, 2000, in connection with the merger of dELiA*s Inc. and iTurf Inc., dELiA*s Corp. assumed all of the options outstanding under the 1996 Stock Incentive Plan and the 1998 Stock Incentive Plan. Such options were adjusted to reflect the 1.715 merger exchange ratio with the number of shares underlying each option multiplied by the ratio and the related exercise prices divided by the ratio. All historical stock option information of dELiA*s Inc. that is provided herein has been similarly restated. The 1.2 million iTurf Inc. options outstanding as of the date of merger, which had an average exercise price of $9.77, continued to be outstanding after the merger with their terms and conditions unchanged, and are included in the total fiscal 2000 grants in the table below. From the date of the recombination of dELiA*s Inc. and iTurf Inc., options are only available for grant under the 1999 Stock Incentive Plan. As of February 2, 2002, options to purchase 4.6 million shares were available for grant under the 1999 Stock Incentive Plan.

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

11. STOCK-BASED COMPENSATION (CONTINUED)
    An executive is party to a stock option agreement with us pursuant to which we granted such executive an option to purchase up to an aggregate of 428,750 shares of our Class A common stock at an exercise price equal to the fair market value on the date of grant. In fiscal 1998, a portion of the grant was repriced to reflect the fair market value as of the date of such repricing. The option became exercisable as to 85,750 shares on each of July 10, 1999, 2000 and 2001 and becomes exercisable as to 85,750 shares on each of July 10, 2002 and 2003.

    A summary of our stock option activity for the three most recent fiscal years is as follows:

                                      FISCAL 1999                   FISCAL 2000                   FISCAL 2001
                               --------------------------   ---------------------------   ---------------------------
                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                OPTIONS    EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                               ---------   --------------   ----------   --------------   ----------   --------------
Outstanding, beginning of
  period.....................  5,212,074        $3.95        5,808,076        $4.83        5,340,005        $4.60
Granted......................  1,452,662         7.94        4,069,695         4.10        2,082,357         4.58
Exercised....................   (354,636)        3.39           (7,277)        2.89         (917,914)        2.93
Canceled.....................   (502,023)        5.68       (4,530,489)        4.44       (1,807,062)        6.24
                               ---------        -----       ----------        -----       ----------        -----
Outstanding, end of period...  5,808,076        $4.83        5,340,005        $4.60        4,697,386        $4.29
                               =========        =====       ==========        =====       ==========        =====
Exercisable, end of period...  2,111,045        $3.62        1,897,886        $4.96        1,604,720        $4.20
                               =========        =====       ==========        =====       ==========        =====

    The following summarizes our stock option information as of February 2, 2002:

                                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                  -------------------------------------------------   ------------------------------
                                                WEIGHTED-AVERAGE
RANGE OF                            NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES                   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------                   -----------   ----------------   ----------------   -----------   ----------------
Less than $2.50.................   1,222,571          8.8               $ 0.81           545,508         $ 0.78
$2.50 to $4.49..................   1,600,582          8.1                 3.26            89,800           3.44
$4.50 to $7.49..................   1,320,571          9.4                 5.69           194,352           5.45
$7.50 to $14.00.................     460,162          7.0                 9.54           236,145          10.08
More than $14.00................      93,500          7.1                21.94            38,915          21.91
                                   ---------          ---               ------         ---------         ------
Total...........................   4,697,386          8.5               $ 4.29         1,604,720         $ 4.20

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

                                                        FISCAL 1999   FISCAL 2000    FISCAL 2001
                                                        -----------   ------------   ------------
Pro forma net income (loss)...........................  $5,484,000    $(82,658,000)  $(30,158,000)
Pro forma basic net income (loss) per share...........  $     0.38    $      (3.09)  $      (0.74)
Pro forma diluted net income (loss) per share.........  $     0.36    $      (3.09)  $      (0.74)

    The average estimated fair market value of options granted during fiscal 1999, 2000 and 2001 was $7.34, $1.01 and $2.94 per share, respectively. In preparing such estimates, we used the Black-Scholes

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

11. STOCK-BASED COMPENSATION (CONTINUED) option pricing model with the following assumptions: no dividend yield; expected volatility of 65%, 82% and and 85%, respectively, risk-free interest rates of 5.5%, 6.0% and 4.0%, respectively; expected lives of three to five years.

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

    In the accompanying Consolidated Statement of Stockholders' Equity, stock option activity includes option exercises and restructuring-related adjustments.

RESTRICTED STOCK

    On May 14, 2001, we issued 300,000 shares of restricted Class A common stock to Andrea Weiss in connection with her employment as our President. The shares vest over a four-year period in accordance with the following schedule: 40% in year one; 30% in year two; 20% in year three and 10% in year four.

    During fiscal 2000, dELiA*s and iTurf issued restricted common stock primarily in exchange for outstanding options held by certain employees and non-employee directors, resulting in the issuance of approximately 2.9 million shares (1.7 million pre-merger shares) of dELiA*s Inc. restricted common stock,
1.1 million shares of iTurf restricted common stock, and 100,000 shares of dELiA*s Corp. common stock. Certain vesting schedules of the restricted stock were extended as compared to the related option vesting schedules. Restricted stock was issued primarily in an effort to retain these employees at a time the exercise prices of their options were above current market prices for the common stock.

    The value of dELiA*s restricted stock granted, based upon the market value as of the award date, is recorded as deferred compensation, an offset to stockholders' equity which is amortized against earnings over the related vesting periods. Prior to the November 2000 merger, iTurf's restricted stock grant was recorded as minority interest and was being similarly amortized against the earnings of that subsidiary. As a result of the merger, all unvested shares of iTurf restricted stock were revalued based on the current market price of dELiA*s Inc. stock and such value was added to deferred compensation for amortization over the remaining vesting periods. During fiscal 2000 and 2001, we reduced the deferred compensation balance by a total of $3.5 million and $1.3 million, respectively, as we recognized non-cash compensation expense relating to restricted stock and made certain adjustments in connection with our restructuring initiatives. The deferred compensation balance as of February 3, 2001 and February 2, 2002 was $1.2 million and $900,000, respectively.

    In the accompanying Consolidated Statement of Stockholders' Equity, issuances of restricted stock include the effect of subsidiary grants and are shown net of forfeitures, shares cancelled for related employee tax payments and restructuring-related adjustments.

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

12. STOCK OFFERING AND REPURCHASES

    On June 19, 2001, we sold 5.74 million shares of our Class A common stock for approximately $29.5 million in net proceeds.

    On December 13, 2000, we announced that our Board of Directors authorized us to repurchase up to $2,000,000 worth of shares of our Class A common stock, subject to market conditions. During the fourth quarter of fiscal 2000, we purchased approximately 700,000 shares of our Class A common stock at market value totaling approximately $800,000. Such shares were classified as treasury stock at cost.

13. INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                   FISCAL 1999   FISCAL 2000   FISCAL 2001
                                                   -----------   -----------   -----------
Federal:
  Current........................................  $(2,463,000)  $  (224,000)    $    --
  Deferred.......................................   13,185,000     9,401,000          --

State and local:
  Current........................................           --            --          --
  Deferred.......................................   (1,652,000)    2,765,000          --
                                                   -----------   -----------     -------
Total provision..................................  $ 9,070,000   $11,942,000     $    --
                                                   ===========   ===========     =======

    No income tax provision or benefit was booked for fiscal 2001 due to our current operating loss.

    In connection with the November 20, 2000 merger of dELiA*s Inc. and iTurf Inc., deferred tax liabilities of approximately $26.1 million were written off in purchase accounting. In the absence of these deferred tax liabilities, an additional valuation allowance was required, which resulted in a fiscal 2000 merger-related tax charge of approximately $19.8 million.

    During fiscal 1999, additional paid-in capital was increased $1.8 million for the tax effect of stock option exercises and decreased $2.4 million for the tax effect of the issuance of a subsidiary's common stock in connection with the T@ponline.com, Inc. acquisition.

    dELiA*s had a federal net operating loss carryover ("NOL") of approximately $95.0 million as of February 2, 2002, including a separate company loss of approximately $1.4 million relating to one of the noncore businesses that we sold in fiscal 2000. This separate company NOL is subject to limitation under the provisions of the Internal Revenue Code. Our federal NOL will expire in 2012 through 2022.

                                 DELIA*S CORP.

                                FEBRUARY 2, 2002

13. INCOME TAXES (CONTINUED)
    The effective income tax rates differed from the federal statutory income tax rates as follows:

                                               FISCAL 1999   FISCAL 2000    FISCAL 2001
                                               -----------   ------------   ------------
Federal taxes at statutory rates.............  $ 6,810,000   $(23,721,000)  $ (9,400,000)
State and local taxes net of federal
  benefit....................................   (1,090,000)     1,797,000     (1,871,000)
Valuation allowance..........................    4,777,000     26,171,000     10,971,000
Goodwill amortization/ write-off.............           --      7,648,000     (1,861,000)
Minority interest............................   (1,646,000)            --             --
Merger settlement charge.....................           --             --      2,161,000
Other........................................      219,000         47,000             --
                                               -----------   ------------   ------------
                                               $ 9,070,000   $ 11,942,000   $         --
                                               ===========   ============   ============

    The significant components of our net deferred tax assets (liabilities) are as follows:

                                                         FEBRUARY 3, 2001   FEBRUARY 2, 2002
                                                         ----------------   ----------------
DEFERRED TAX ASSETS:
Inventory reserves.....................................     $   920,000       $    956,000
Net operating loss.....................................      28,198,000         40,656,000
Uniform capitalization--inventories....................         484,000            558,000
Reserves and accruals..................................         902,000            601,000
Sales return allowance.................................         418,000            254,000
Accrued restructuring..................................       2,410,000            901,000
Property and equipment/amortization....................         149,000            692,000
Catalog Costs..........................................             -0-              2,000
Other..................................................         425,000            222,000
Valuation allowance*...................................     (32,715,000)      (44,732,,000)
                                                            -----------       ------------
Total deferred tax assets..............................       1,191,000            110,000

DEFERRED TAX LIABILITIES:
Catalog costs..........................................        (641,000)                --
Amortization...........................................        (550,000)          (110,000)
                                                            -----------       ------------
Total deferred tax liabilities.........................      (1,191,000)          (110,000)
                                                            -----------       ------------
NET DEFERRED TAX ASSETS (LIABILITIES)..................     $        --       $         --
                                                            ===========       ============

------------------------

* The company's existing deferred tax assets at February 3, 2001 and February 2, 2002 have been reduced by a valuation allowance of approximately $32.7 million and $44.7 million, respectively, due to the uncertainty regarding the realization of such deferred tax assets.

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

Date: May 3, 2002

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                 /s/ STEPHEN I. KAHN                   Chairman of the Board and
     -------------------------------------------         Chief Executive Officer         May 3, 2002
                   Stephen I. Kahn                       (principal executive officer)

                /s/ DENNIS GOLDSTEIN                   Chief Financial Officer
     -------------------------------------------         (principal financial and        May 3, 2002
                  Dennis Goldstein                       accounting officer)

                  /s/ ANDREA WEISS
     -------------------------------------------       President and Director            May 3, 2002
                    Andrea Weiss

                 /s/ EVAN GUILLEMIN
     -------------------------------------------       Chief Operating Officer           May 3, 2002
                   Evan Guillemin                        and Director

                 /s/ CLARE COPELAND
     -------------------------------------------       Director                          May 3, 2002
                   Clare Copeland

                /s/ S. ROGER HORCHOW
     -------------------------------------------       Director                          May 3, 2002
                  S. Roger Horchow

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                 /s/ TIMOTHY U. NYE
     -------------------------------------------       Director
                   Timothy U. Nye

                 /s/ JOSEPH J. PINTO
     -------------------------------------------       Director                          May 3, 2002
                   Joseph J. Pinto

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

       10.2             Form of Family Stockholders Agreement among dELiA*s Inc.,
                        Stephen I. Kahn and the persons listed on Exhibit A thereto
                        (incorporated by reference to Exhibit to the dELiA*s Inc.
                        Registration Statement on Form S-1 (Registration No.
                        333-15153))

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

       10.35 Amendment No. 8 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated August 17, 2001
                        (incorporated by reference to Exhibit 10.35 to the dELiA*s
                        Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2001)

       10.36            Loan and Security Agreement dated as of September 24, 2001 by and among Wells Fargo Retail Finance LLC, dELiA*s Corp.,
                        dELiA*s Operating Company, dELiA*s Distribution Company and
                        dELiA*s Retail Company (incorporated by reference to Exhibit
                        10.1 to the dELiA*s Inc. Current Report on Form 8-K dated
                        October 5, 2001)

       10.37            First Amendment to Loan and Security Agreement by and among
                        Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s
                        Operating Company, dELiA*s Distribution Company and dELiA*s
                        Retail Company, dated October 29, 2001 (incorporated by
                        reference to Exhibit 10.2 to the dELiA*s Corp. Quarterly
                        Report on Form 10-Q for the fiscal quarter ended
                        November 3, 2001)

       10.38*           Employment Agreement between dELiA*s Corp. and Christopher
                        C. Edgar dated as of December 20, 2001

      21*               Subsidiaries of the Registrant

      23*               Consent of Ernst & Young LLP

------------------------

*   Filed herewith

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.