Form 10-Q
period 2002-05-04
DELIAS CORP
filed 2002-06-11
CIK 1076914

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 11, 2002
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


[X]                             QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE THIRTEEN WEEKS ENDED MAY 4, 2002



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Number of shares of Class A common stock outstanding as of June 6, 2002: 47,922,422
     Number of shares of Class B common stock outstanding as of June 6, 2002: 11,425,000

                                  ------------

================================================================================

       STATEMENTS CONTAINED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THEY APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

            o WE MAY EXPERIENCE REDUCTIONS IN RESPONSE RATES TO CATALOG AND ELECTRONIC MAILINGS DUE TO INCREASED PROSPECTING, THE TIMING AND QUANTITY OF OUR MAILINGS AND OTHER FACTORS;
            o     WE MAY NOT BE ABLE TO OBTAIN ACCEPTABLE STORE SITES AND LEASE
                  TERMS;
            o     WE MAY NOT BE ABLE TO OPEN NEW STORES IN A TIMELY FASHION;
            o ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL STORES GENERALLY MAY CAUSE OUR SALES TO DECREASE;
            o     WE MAY BE SUBJECT TO INCREASED LEVELS OF COMPETITION;
            o WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL; ? WE ARE SUSCEPTIBLE TO DOWNTURNS IN GENERAL ECONOMIC CONDITIONS;
            o OUR STORE LOCATIONS MAY MAKE US SUSCEPTIBLE TO ECONOMIC DOWNTURNS IN SPECIFIC GEOGRAPHIC REGIONS;
            o     WE MAY NOT BE ABLE TO ANTICIPATE AND RESPOND TO FASHION
                  TRENDS;
            o WE ARE LIKELY TO CONTINUE TO EXPERIENCE INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR;
            o WE MAY NOT BE ABLE TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION;
            o WE MAY EXPERIENCE DECREASED LEVELS OF SERVICE FROM THIRD PARTY VENDORS AND SERVICE PROVIDERS;
            o OUR SUPPLIERS MAY NOT BE ABLE TO OBTAIN FINANCING TO ENABLE THEM TO PROVIDE PRODUCTS TO US; AND
            o     OTHER FACTORS DETAILED ELSEWHERE IN THIS REPORT.

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

     OUR FISCAL YEAR IS THE 52 OR 53 WEEKS ENDED ON THE SATURDAY CLOSEST TO JANUARY 31 FOLLOWING THE CORRESPONDING CALENDAR YEAR. FOR EXAMPLE, "FISCAL 2002" MEANS THE PERIOD FROM FEBRUARY 3, 2002 TO FEBRUARY 1, 2003.

                                     PART I
                              FINANCIAL INFORMATION

  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         FEBRUARY 2, 2002  MAY 4, 2002
                                                                         ----------------  -----------
                                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ........................................     $  27,915      $  21,666
     Restricted cash ..................................................         3,277          3,277
     Merchandise inventories ..........................................        14,640         18,656
     Prepaid expenses and other current assets ........................         5,890          5,516
                                                                            ---------      ---------
         Total current assets .........................................        51,722         49,115
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $16,585 and $17,997, respectively ................................        30,074         32,133
OTHER ASSETS ..........................................................           438            645
                                                                            ---------      ---------
TOTAL ASSETS ..........................................................     $  82,234      $  81,893
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses ............................     $  12,297      $   8,889
     Liabilities due to customers .....................................         4,824          4,812
     Accrued restructuring ............................................         2,210          1,990
     Bank loan payable ................................................         4,373         10,373
     Other current liabilities ........................................           597            609
                                                                            ---------      ---------
         Total current liabilities ....................................        24,301         26,673
LONG-TERM DEBT AND CAPITAL LEASES .....................................         3,695          3,539
EXCESS OF FAIR VALUE OVER PURCHASE PRICE ..............................        15,383             --
OTHER LONG-TERM LIABILITIES ...........................................         1,398            874

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         Authorized shares - 1,000,000; Issued shares - none ..........            --             --
     Class A common stock, par value $.01 per share;
         Authorized shares - 100,000,000;
         Issued shares - 46,169,912 and 47,525,535 shares, respectively
         (including 1,685,580 in treasury) ............................           462            475
     Class B common stock, par value $.01 per share;
         Authorized shares - 12,500,000;
         Issued shares - 11,425,000 (all in treasury) .................           114            114
     Additional paid-in capital .......................................       136,668        138,635
     Less common stock in treasury, at cost ...........................       (11,041)       (11,041)
     Deferred compensation ............................................          (870)          (614)
     Retained deficit .................................................       (87,876)       (76,762)
                                                                            ---------      ---------
         Total stockholders' equity ...................................        37,457         50,807
                                                                            ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................     $  82,234      $  81,893
                                                                            =========      =========


            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THIRTEEN WEEKS ENDED
                                                      MAY 5, 2001    MAY 4, 2002
                                                      -----------    -----------
                                                             (UNAUDITED)

NET SALES .........................................     $ 36,231      $ 28,770

COST OF SALES .....................................       19,682        15,463
                                                        --------      --------

GROSS PROFIT ......................................       16,549        13,307

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......       24,462        17,564

RESTRUCTURING CHARGES .............................          384            --


INTEREST AND OTHER EXPENSE, NET ...................            2            12
                                                        --------      --------


NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE .........................       (8,299)       (4,269)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           --        15,383
                                                        --------      --------


NET INCOME (LOSS) .................................     $ (8,299)     $ 11,114
                                                        ========      ========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE .........................     $  (0.23)     $  (0.09)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           --          0.34
                                                        --------      --------
NET INCOME (LOSS) .................................     $  (0.23)     $   0.25
                                                        ========      ========

SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
     NET INCOME (LOSS) PER SHARE ..................       35,331        45,037



            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  THIRTEEN WEEKS ENDED
                                                                               MAY 5, 2001    MAY 4, 2002
                                                                               -----------    -----------
                                                                                       (UNAUDITED)
OPERATING ACTIVITIES:
     Net loss before cumulative effect of change in accounting principle ...     $ (8,299)     $ (4,269)
     Adjustments to reconcile net loss before cumulative effect of change in accounting principle to net cash used in operating activities:
              Depreciation and amortization ................................          282         1,412
              Restructuring charges ........................................          384            --
              Non-cash compensation expense related to restricted stock ....          310           256
              Amortization of investments ..................................          (13)           --
              Changes in operating assets and liabilities:
                  Merchandise inventories ..................................        2,851        (4,016)
                  Prepaid expenses and other current assets ................        3,366           374
                  Other assets .............................................           26          (126)
                  Current liabilities ......................................       (6,619)       (2,140)
                  Long-term liabilities ....................................           54          (524)
                                                                                 --------      --------
Net cash used in operating activities ......................................       (7,658)       (9,033)

INVESTING ACTIVITIES:
     Capital expenditures ..................................................       (1,565)       (3,552)
     Proceeds from the maturity of investment securities ...................        6,940            --
     Proceeds from sales of businesses .....................................        3,483            --
     Acquisition of business ...............................................       (2,500)           --
                                                                                 --------      --------
Net cash provided by (used in) investing activities ........................        6,358        (3,552)

FINANCING ACTIVITIES:
     Borrowings (repayments) under line of credit agreement ................       (2,026)        6,000
     Principal payments on long-term debt and capital lease obligations ....         (144)         (144)
     Exercise of options to purchase 72,178 and 157,788 shares, respectively          171           480
                                                                                 --------      --------
Net cash provided by (used in) financing activities ........................       (1,999)        6,336
                                                                                 --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS ......................................       (3,299)       (6,249)

CASH AND CASH EQUIVALENTS, BEGINNING .......................................       10,121        27,915
                                                                                 --------      --------
CASH AND CASH EQUIVALENTS, END .............................................     $  6,822      $ 21,666
                                                                                 ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITY:
March 2002 issuance of common stock as final consideration for a fiscal 2000 acquisition.


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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION-- Our consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which were wholly-owned for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

     UNAUDITED INTERIM FINANCIAL STATEMENTS--The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles in the United States for interim financial reporting. In the opinion of management, the accompanying consolidated financial statements are presented on a basis consistent with the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with our fiscal 2001 audited consolidated financial statements and the notes thereto, which are included in our annual report on Form 10-K for the year ended February 2, 2002, which was filed under the Securities Exchange Act of 1934. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

     RECENT ACCOUNTING PRONOUNCEMENTS-- As of February 3, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." For acquired goodwill, SFAS 142 discontinues amortization and instead requires annual impairment testing. For intangible assets, SFAS 142 requires testing for impairment and, once the useful economic life is determined to be finite, amortization. In connection with our adoption of SFAS 142, we recorded a $15.4 million cumulative effect of change in accounting principle which represents the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc. The following table shows the effect that earlier adoption of SFAS 142 would have had on net loss before cumulative effect of change in accounting principal and the related per share amounts for all periods presented in the accompanying statement of operations:


                                                                    THIRTEEN WEEKS ENDED
                                                                    --------------------
                                                           MAY 5, 2001               MAY 4, 2002
                                                           -----------               -----------
Net loss before cumulative effect of change
  in accounting principle                         $(8,299,000)     $  (0.23)  $(4,269,000)     $  (0.09)
Negative goodwill amortization                     (1,000,000)        (0.03)           --         --
                                                  -----------      --------   -----------      --------
Adjusted net loss before cumulative effect of
  change in accounting principle                  $(9,299,000)     $  (0.26)  $(4,269,000)     $  (0.09)
                                                  ===========      ========   ===========      ========

     As of February 3, 2002, we also adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have a material effect on our consolidated financial position or results of operations.

3.   SEGMENTS

     We currently have two reportable segments: dELiA*s Direct and dELiA*s Retail. All of our other businesses, which were sold or shut down before fiscal 2002, are included as "non-core" below. Our two segments offer similar products to similar customers, but are managed separately because of their distribution methods. Certain amounts have been reclassified to conform to the current presentation.


                                                                        THIRTEEN WEEKS ENDED
                                                                        --------------------
                                                                    MAY 5, 2001       MAY 4, 2002
                                                                   --------------    --------------
NET REVENUES
      dELiA*s Direct                                               $   20,191,000    $   16,028,000
      dELiA*s Retail                                                   10,554,000        12,742,000
      Non-core                                                          5,486,000                --
                                                                   --------------    --------------
      Total                                                        $   36,231,000    $   28,770,000
                                                                   ==============    ==============

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
      dELiA*s Direct operating income (loss)                            $(2,029,000)     $ 1,370,000
      dELiA*s Retail operating loss                                      (1,123,000)      (2,153,000)
      Non-core operating loss                                            (2,560,000)              --
                                                                        -----------      -----------
      Total operating loss                                               (5,712,000)        (783,000)
      Unallocated shared expenses                                         1,609,000        1,806,000
      Depreciation, amortization and non-cash compensation                  592,000        1,668,000
      Restructuring charges                                                 384,000               --
      Interest and other expense, net                                         2,000           12,000
                                                                        -----------      -----------
      Total                                                             $(8,299,000)     $(4,269,000)
                                                                        ===========      ===========


4.   RESTRUCTURING

     During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The restructuring of our businesses included a number of initiatives and resulted in significant related charges in fiscal 2000 and 2001.

     During the first quarter of fiscal 2002, we paid approximately $200,000 for accrued lease and other obligations related to our restructuring initiatives. We expect that the remaining $2.0 million accrued for lease and other obligations will be paid by the end of fiscal 2002.

5.   STOCK ISSUANCE FOR FISCAL 2000 ACQUISITION

     On March 1, 2002, we issued the former stockholders of theSpark.com, Inc. 197,835 shares of our Class A common stock as final consideration for our February 2000 acquisition of that business. Because this consideration was paid subsequent to our decision to sell the businesses, the value of the stock issued was reserved as part of our prior year restructuring accruals.

6.   COMMITMENTS AND CONTINGENCIES

LITIGATION

     In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 29, 2001. By order dated December 10, 2001, the court certified the class. We filed our answer to the consolidated amended complaint in February 2002 and merit discovery was completed in May 2002. We intend to continue to vigorously defend against this action. We believe that the claim is covered under our insurance policy and do not expect the ultimate resolution of this lawsuit to have a material adverse effect on our results of operations, financial position or cash flow.

     Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., a partly-owned subsidiary of dELiA*s Inc. at the time, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. On March 5, 2001, we answered that complaint, asserted affirmative defenses and separately moved to strike certain allegations. Also on March 5, 2001, we moved to dismiss the complaint. On January 15, 2002, all parties entered into a stipulation and agreement of compromise, settlement and release which became a final order in May 2002. Pursuant to the settlement, we issued one million shares of dELiA*s Class A common stock, of which 300,000 have been distributed and the remaining 700,000 shares will be distributed upon the completion of the claims administration process. The total $6.3 million value of the non-cash settlement was recorded as a fiscal 2001 charge.

INTERNET ALLIANCES

     In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. On March 30, 2001, the original agreement was superseded by a new agreement under which we agreed to pay our remaining obligation of approximately $1.1 million to America Online over a 27-month period. In connection with the sale of our gURL.com business on May 24, 2001, we assigned approximately $350,000 of obligations under our agreement with America Online to PrimediaNet. We remain liable to America Online for payment of all obligations under the agreement, including the assigned obligations. In the event PrimediaNet defaults on the obligations it has assumed, we would have a contractual claim against PrimediaNet and Primedia. As of May 4, 2002, our remaining payment obligation including the assigned amount was approximately $300,000.

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

     As of September 24, 2001, we entered into a three-year agreement with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, consisting of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. As of May 4, 2002, we were in full compliance with all of our covenants under the facility, the outstanding balance was $10.4 million, outstanding letters of credit were $2.2 million and unused available credit was $100,000.

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

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE. In connection with our fiscal 2002 adoption of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" we recorded a cumulative effect of change in accounting principle of approximately $15.4 million. This amount represents the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc.

THESPARK.COM, INC. On March 1, 2002, we issued the former stockholders of theSpark.com, Inc. 197,835 shares of our Class A common stock as final consideration for our February 2000 acquisition of that business. Because this consideration was paid subsequent to our decision to sell the businesses, the value of the stock issued was reserved as part of our prior year restructuring accruals.

CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for construction of our dELiA*s retail stores including nine new stores in the first quarter of fiscal 2002. We expect the majority of our total fiscal 2002 capital expenditures, which is estimated at approximately $10 million, to be spent on this continued retail expansion as our current plan is to grow the total number of dELiA*s retail stores by another eleven during the remaining three quarters of fiscal 2002.


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

     CRITICAL ACCOUNTING POLICIES INVOLVING ESTIMATES. Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies currently affect our financial condition and results of operations:

     o REVENUE RECOGNITION -- Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date.
     o CATALOG COSTS -- Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expenses relating to capitalized advertising costs be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool.
     o MERCHANDISE INVENTORIES -- Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value, which is determined based on estimated recovery.
     o LONG-LIVED ASSETS-- In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the discounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to net sales. Any trends reflected by the following table may not be indicative of future results.


                                                       FISCAL QUARTER ENDED
                                                    MAY 5, 2001   MAY 4, 2002
                                                    -----------   -----------
Net sales                                                100.0%      100.0%
Cost of sales                                             54.3        53.7
                                                       -------     -------
Gross profit                                              45.7        46.3
Selling, general and administrative expenses              67.5        61.1
Restructuring charges                                      1.1        --
Interest and other income, net                             0.0         0.0
                                                       -------     -------
Loss before cumulative effect of accounting change       (22.9)      (14.8)
Cumulative effect of accounting change                    --          53.4
                                                       -------     -------
Net income (loss)                                        (22.9)%      38.6%
                                                       =======     =======

COMPARISON OF FISCAL QUARTERS ENDED MAY 4, 2002 AND MAY 5, 2001

     NET SALES. Net sales decreased approximately $7.5 million to $28.8 million in the first quarter of fiscal 2002 from $36.2 million in the first quarter of fiscal 2001. The decrease was due to the impact of divestitures of non-core businesses and a 6.4% decrease in our core dELiA*s business. A 20.6% decrease in our Direct segment reflected a 20% decrease in catalog circulation and was offset by a 20.7% increase in our Retail segment due to new store openings.

     GROSS MARGIN. Gross margin increased to 46.3% in the first quarter of fiscal 2002 from 45.7% in the first quarter of fiscal 2001. Gross margin for the core business decreased slightly with an increase in Direct offset by a decrease in Retail.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $6.9 million to $17.6 million in the first quarter of fiscal 2002 from $24.5 million in the first quarter of fiscal 2001. Selling, general and administrative expenses also decreased as a percentage of net sales, to 61.1% in the first quarter of fiscal 2002 from 67.5% in the first quarter of fiscal 2001. The decrease relates to divestitures of non-core businesses and lower operating expenses for our Direct business offset by increases in Retail expenses due to new store openings as well as an increase in net depreciation and amortization expenses in connection with our adoption of SFAS 142. The decrease in operating expenses for our core dELiA*s business primarily reflects catalog circulation reductions and an ongoing focus on expense management. Operating expenses for the first quarter of fiscal 2002 also reflect a $750,000 offset to catalog amortization relating to a change in estimate.

     RESTRUCTURING CHARGES. During the first quarter of fiscal 2001, we recorded a charge of approximately $400,000 in connection with the sale or shut-down of our non-core businesses.

     INCOME TAXES. No tax benefit has been recorded and our deferred tax assets are fully reserved due to the uncertainty of our ability to utilize the benefit.

SEASONALITY

     We experience seasonal and cyclical fluctuations in our revenues and results of operations. For example, sales of apparel, accessories and footwear are generally lower in the first half of each year than in the second half. In addition, due to the cyclical nature of our businesses and our sensitivity to consumer spending patterns, purchases of apparel and accessories tend to decline during recessionary periods and may decline at other times. Consequently, our results of operations from quarter to quarter may become less comparable. Our quarterly results will also be affected by the timing of retail store openings and catalog mailings and promotions and may also fluctuate as a result of a number of other factors described in our annual report on Form 10-K, particularly under "Risk Factors." As a result of seasonal and cyclical patterns and these other factors, you should not rely on quarter-to-quarter comparisons of our results of operations as indicative of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the first quarter of fiscal 2002 and 2001 was $9.0 million and $7.7 million, respectively. The increase in cash used in operations primarily relates to changes in working capital levels.

     Investing activities used $3.5 million for capital expenditures in the first quarter of fiscal 2002. In the first fiscal quarter of fiscal 2001, investing activities provided $6.4 million primarily relating to proceeds from investments and sales of non-core businesses offset by cash for prior year acquisitions and current quarter capital expenditures. During fiscal 2002, we expect to make total capital expenditures of approximately $10.0 million, which primarily relate to the construction of new retail stores.

     Financing activities, primarily net activity under our credit agreement, provided $6.3 million and used $2.0 million in the first quarters of fiscal 2002 and 2001, respectively.

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

     As of September 24, 2001, we entered into a three-year agreement with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, consisting of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. As of May 4, 2002, we were in full compliance with all of our covenants under the facility, the outstanding balance was $10.4 million, outstanding letters of credit were $2.2 million and unused available credit was $100,000.

     We believe that our cash on hand and cash expected to be generated by operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements through at least the next twelve months. However, we can give no assurances that we will be able to generate sufficient capital through operations or through the sale of stock to comply with the covenants in our credit agreement. Our failure to raise sufficient capital, to meet our internal earnings projections or to have continued access to borrowings under our credit facility would have a material adverse effect on our business. Additional funds that may be necessary to operate the business may not be available to us on favorable terms or at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our variable-rate mortgage arrangements and our credit facility expose us to changes in interest rates. Based on our outstanding balances of $3.1 million and $10.4 million, respectively, at May 4, 2002, a hypothetical 100 basis point increase in interest rates would cause an increase in our annual interest expense of approximately $135,000.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 29, 2001. By order dated December 10, 2001, the court certified the class. We filed our answer to the consolidated amended complaint in February 2002 and merit discovery was completed in May 2002. We intend to continue to vigorously defend against this action. We believe that the claim is covered under our insurance policy and do not expect the ultimate resolution of this lawsuit to have a material adverse effect on our results of operations, financial position or cash flow.

     Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., a partly-owned subsidiary of dELiA*s Inc. at the time, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. On March 5, 2001, we answered that complaint, asserted affirmative defenses and separately moved to strike certain allegations. Also on March 5, 2001, we moved to dismiss the complaint. On January 15, 2002, all parties entered into a stipulation and agreement of compromise, settlement and release which became a final order in May 2002. Pursuant to the settlement, we issued one million shares of our Class A common stock, of which 300,000 have been distributed and the remaining 700,000 shares will be distributed upon the completion of the claims administration process.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             dELiA*s Corp.
                             (Registrant)
Date: June 11, 2002

                             By: /s/ Stephen I. Kahn
                                --------------------
                                Stephen I. Kahn
                                Chairman of the Board and Chief Executive
                                Officer


                             By: /s/ Dennis Goldstein
                                ---------------------
                                Dennis Goldstein
                                Chief Financial Officer and Treasurer
                                (principal financial and accounting officer)