Form 10-Q
period 2002-08-03
DELIA S CORP
filed 2002-09-17
CIK 1076914

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 17, 2002
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   --------------

                                    FORM 10-Q


[X]                              QUARTERLY REPORT

                             -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Number of shares of Class A common stock outstanding as of September 12, 2002: 47,665,624

     Number of shares of Class B common stock outstanding as of September 12, 2002: 11,425,000

                                 --------------

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

                                     PART I
                              FINANCIAL INFORMATION


  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        FEBRUARY 2, 2002  AUGUST 3, 2002
                                                                        ----------------  --------------
                                                                                            (UNAUDITED)

ASSETS
CURRENT ASSETS
     Cash and cash equivalents ........................................     $  27,915      $  14,388
     Restricted cash ..................................................         3,277          3,277
     Merchandise inventories ..........................................        14,640         22,907
     Prepaid expenses and other current assets ........................         5,847          7,543
                                                                            ---------      ---------
         Total current assets .........................................        51,679         48,115
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $16,423 and $19,947, respectively ................................        30,208         32,080
OTHER ASSETS ..........................................................           347            442
                                                                            ---------      ---------
TOTAL ASSETS ..........................................................     $  82,234      $  80,637
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses ............................     $  12,297      $  10,101
     Liabilities due to customers .....................................         4,824          4,755
     Accrued restructuring ............................................         2,210          1,477
     Bank loan payable ................................................         4,373         13,371
     Other current liabilities ........................................           597            625
                                                                            ---------      ---------
         Total current liabilities ....................................        24,301         30,329
LONG-TERM DEBT AND CAPITAL LEASES .....................................         3,695          3,376
EXCESS OF FAIR VALUE OVER PURCHASE PRICE ..............................        15,383             --
OTHER LONG-TERM LIABILITIES ...........................................         1,398          2,646

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         Authorized shares - 1,000,000; Issued shares - none ..........            --             --
     Class A common stock, par value $.01 per share;
         Authorized shares - 100,000,000;
         Issued shares - 46,169,912 and 47,631,399 shares, respectively
         (including 1,685,580 in treasury) ............................           462            476
     Class B common stock, par value $.01 per share;
         Authorized shares - 12,500,000;
         Issued shares - 11,425,000 (all in treasury) .................           114            114
     Additional paid-in capital .......................................       136,668        138,995
     Less common stock in treasury, at cost ...........................       (11,041)       (11,041)
     Deferred compensation ............................................          (870)          (480)
     Retained deficit .................................................       (87,876)       (83,778)
                                                                            ---------      ---------
         Total stockholders' equity ...................................        37,457         44,286
                                                                            ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................     $  82,234      $  80,637
                                                                            =========      =========


            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THIRTEEN WEEKS ENDED
                                                             AUGUST 4, 2001   AUGUST 3, 2002
                                                             --------------   --------------
NET SALES ...................................................     $ 25,955      $ 26,154
COST OF SALES ...............................................       14,713        15,645
                                                                  --------      --------
GROSS PROFIT ................................................       11,242        10,509

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ................       17,673        17,429
RESTRUCTURING AND FINANCE CHARGES ...........................        4,591            --
INTEREST AND OTHER (INCOME) EXPENSE, NET ....................          (46)           96
                                                                  --------      --------

NET LOSS ....................................................     $(10,976)     $ (7,016)
                                                                  ========      ========


BASIC AND DILUTED NET LOSS PER SHARE ........................     $  (0.28)     $  (0.15)
                                                                  ========      ========
SHARES USED IN THE CALCULATION OF BASIC AND DILUTED
     NET LOSS PER SHARE .....................................       39,784        45,494


                                                                  TWENTY-SIX WEEKS ENDED
                                                             AUGUST 4, 2001   AUGUST 3, 2002
                                                             --------------   --------------
NET SALES ...................................................     $ 62,186      $ 54,924
COST OF SALES ...............................................       34,395        31,108
                                                                  --------      --------
GROSS PROFIT ................................................       27,791        23,816

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ................       42,135        34,993
RESTRUCTURING AND FINANCE CHARGES ...........................        4,975            --
INTEREST AND OTHER (INCOME) EXPENSE, NET ....................          (44)          108
                                                                  --------      --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE ...................................      (19,275)      (11,285)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .........           --        15,383
                                                                  --------      --------
NET (LOSS) INCOME ...........................................     $(19,275)     $  4,098
                                                                  ========      ========


BASIC AND DILUTED NET (LOSS) INCOME PER SHARE:
BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE ...................................     $  (0.51)     $  (0.25)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .........           --          0.34
                                                                  --------      --------
NET (LOSS) INCOME ...........................................     $  (0.51)     $   0.09
                                                                  ========      ========

SHARES USED IN THE PER SHARE CALCULATION OF BASIC AND DILUTED
     NET (LOSS) INCOME PER SHARE ............................       37,558        45,265


            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 TWENTY-SIX WEEKS ENDED
                                                                             AUGUST 4, 2001  AUGUST 3, 2002
                                                                             --------------  --------------
                                                                                       (UNAUDITED)
OPERATING ACTIVITIES:
     Net loss before cumulative effect of change in accounting principle ....     $(19,275)     $(11,285)
     Adjustments to reconcile net loss before cumulative effect of change in accounting principle to net cash used in operating activities:
              Depreciation and amortization .................................          668         2,946
              Restructuring and finance charges .............................        4,369            --
              Asset impairment ..............................................           --           692
              Non-cash compensation expense related to restricted stock .....          630           390
              Amortization of investments ...................................          (12)           --
              Changes in operating assets and liabilities:
                  Merchandise inventories ...................................        1,607        (8,267)
                  Prepaid expenses and other current assets .................        4,048        (1,696)
                  Other assets ..............................................           52          (118)
                  Current liabilities .......................................      (10,349)       (1,498)
                  Long-term liabilities .....................................          442         1,248
                                                                                  --------      --------
Net cash used in operating activities .......................................      (17,820)      (17,588)

INVESTING ACTIVITIES:
     Capital expenditures ...................................................       (3,756)       (5,487)
     Proceeds from the maturity of investment securities ....................       11,036            --
     Proceeds from sales of businesses ......................................        3,783            --
     Acquisition of business ................................................       (2,500)           --
                                                                                  --------      --------
Net cash provided by (used in) investing activities .........................        8,563        (5,487)

FINANCING ACTIVITIES:
     Net proceeds from common stock offering ................................       29,632            --
     Borrowings under line of credit agreement ..............................          519         8,998
     Principal payments on long-term debt and capital lease obligations .....       (2,349)         (291)
     Exercise of options to purchase 571,859 and 263,652 shares, respectively        1,771           841
                                                                                  --------      --------
Net cash provided by financing activities ...................................       29,573         9,548
                                                                                  --------      --------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ..............................       20,316       (13,527)

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD ................................       10,121        27,915
                                                                                  --------      --------
CASH & CASH EQUIVALENTS--END OF PERIOD ......................................     $ 30,437      $ 14,388
                                                                                  ========      ========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
   o   Fiscal 2001 issuance of restricted stock
   o Fiscal 2002 issuance of common stock as final consideration for a fiscal 2000 acquisition



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

     RECENT ACCOUNTING PRONOUNCEMENTS-- As of February 3, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." For acquired goodwill, SFAS 142 discontinues amortization and instead requires annual impairment testing. For intangible assets, SFAS 142 requires testing for impairment and amortization once the useful economic life is determined to be finite. In connection with our adoption of SFAS 142, we recorded a $15.4 million cumulative effect of change in accounting principle which represents the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc. The following table shows the effect that earlier adoption of SFAS 142 would have had on net loss before cumulative effect of change in accounting principle (in thousands) and the related per share amounts for all periods presented in the accompanying statement of operations:


                                                   THIRTEEN WEEKS ENDED                         TWENTY-SIX WEEKS ENDED
                                           AUGUST 4, 2001         AUGUST 3, 2002         AUGUST 4, 2001         AUGUST 3, 2002
                                          ---------------         --------------         --------------         --------------
Net loss before cumulative effect
  of change in accounting principle       $(10,976)  $(0.28)   $ (7,016)  $  (0.15)   $(19,275)   $  (0.51)  $(11,285)   $  (0.25)
Negative goodwill amortization              (1,000)   (0.02)         --         --      (2,000)      (0.06)        --          --
                                          --------    -----    --------   --------    --------    --------   --------    --------
Adjusted net loss before cumulative
  effect of change in accounting
  principle                               $(11,976)  $(0.30)   $ (7,016)  $  (0.15)   $(21,275)   $  (0.57)  $(11,285)   $  (0.25)
                                          ========   ======    ========   ========    ========    ========   ========    ========

     As of February 3, 2002, we also adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

For the second quarter of fiscal 2002, selling, general and administrative expenses included a charge of approximately $700,000 relating to the write-down to fair value of leasehold improvements at three dELiA*s retail stores. See Note 8.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" to amend or clarify accounting guidance related to gains and losses from extinguishment of debt and other topics. Upon adoption of SFAS 145 as of the beginning of fiscal 2003, we will be required to reclassify a pre-tax extraordinary loss of approximately $800,000 recognized in fiscal 2001 to selling, general and administrative expenses. The adoption of the Standard is not expected to have any other material effect on our consolidated position or results of operations.

    RECLASSIFICATIONS -- Certain balance sheet amounts have been reclassified to conform to the August 3, 2002 presentation.

3.   SEGMENTS
     We currently have two reportable segments: dELiA*s Direct and dELiA*s Retail. All of our other businesses, which were sold or shut down in fiscal 2001, are included as "Non-core" below. Our two segments offer similar products to similar customers, but are managed separately because of their distribution methods. Certain amounts have been reclassified to conform to the current presentation.


                                                                  THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                            AUGUST 4, 2001   AUGUST 3, 2002    AUGUST 4, 2001   AUGUST 3, 2002
                                                            --------------   --------------    --------------   --------------
NET REVENUES
   dELiA*s Direct                                           $   14,659,000   $   11,448,000    $   34,850,000   $   27,476,000
   dELiA*s Retail                                               11,059,000       14,631,000        21,613,000       27,373,000
   Non-core                                                        237,000           75,000         5,723,000           75,000
                                                            --------------   --------------    --------------   --------------
   Total                                                    $   25,955,000   $   26,154,000    $   62,186,000   $   54,924,000
                                                            ==============   ==============    ==============   ==============

NET LOSS BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE
   dELiA*s Direct operating income (loss)                   $     (971,000)  $     (889,000)   $   (3,000,000)  $      481,000
   dELiA*s Retail operating loss                                (1,991,000)      (3,165,000)       (3,114,000)      (5,318,000)
   Non-core operating income (loss)                               (615,000)          81,000        (3,175,000)          81,000
                                                             --------------   -------------     --------------   -------------
   Total operating loss                                         (3,577,000)      (3,973,000)       (9,289,000)      (4,756,000)
   Unallocated shared expenses                                   2,147,000        1,279,000         3,756,000        3,085,000
   Depreciation, amortization and non-cash compensation            707,000        1,668,000         1,299,000        3,336,000
   Restructuring and finance charges                             4,591,000               --         4,975,000               --
   Interest and other expense (income), net                        (46,000)          96,000           (44,000)         108,000
                                                            ---------------  --------------    ---------------  --------------
   Total                                                    $  (10,976,000)  $   (7,016,000)   $  (19,275,000)  $  (11,285,000)
                                                            ==============   ==============    ==============   ==============

4.   RESTRUCTURING AND FINANCE CHARGES
     During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The restructuring of our businesses included a number of initiatives and resulted in significant related charges in fiscal 2000 and 2001.

     In addition, a $600,000 finance charge recorded in the second quarter of fiscal 2001 relates to the early termination of an interest rate swap tied to our distribution facility mortgage.

     During the first half of fiscal 2002, we paid approximately $700,000 for accrued lease and other obligations related to our restructuring initiatives. We expect to pay the remaining $1.5 million accrued for lease and other obligations by the end of fiscal 2003.

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

INTERNET ALLIANCES

     In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. On March 30, 2001, the original agreement was superseded by a new agreement under which we agreed to pay our remaining obligation of approximately $1.1 million to America Online over a 27-month period. In connection with the sale of our gURL.com business on May 24, 2001, we assigned approximately $350,000 of obligations under our agreement with America Online to PrimediaNet. We remain liable to America Online for payment of all obligations under the agreement, including the assigned obligations. In the event PrimediaNet defaults on the obligations it has assumed, we would have a contractual claim against PrimediaNet and Primedia. As of August 3, 2002, our remaining payment obligation including the assigned amount was approximately $200,000.

7.   LONG-TERM DEBT AND CREDIT FACILITIES

     We are subject to certain covenants under the mortgage loan agreement relating to the 1999 purchase of our distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date.

     Our credit agreement, as amended, with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, consists of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. As of August 3, 2002, we were in full compliance with the covenants under the facility, the outstanding balance was $13.4 million, outstanding letters of credit were $3.5 million and unused available credit was $2.2 million.

8.   IMPAIRMENT OF LONG-LIVED ASSETS

     During the second quarter of fiscal 2002, we reduced our projections due to a decline in retail market conditions. Accordingly, we evaluated the value of property and equipment associated with our retail stores. The carrying amount of a long-lived asset is considered impaired when the anticipated cash flows expected to be generated by the asset are less than its carrying amount. For the quarter, selling, general and administrative expenses include a charge of approximately $700,000 relating to the write-down to fair value of leasehold improvements at three dELiA*s retail stores. The fair value was based on expected future discounted cash flows generated by individual stores. Because of continuing uncertainty in retail market conditions, our future cash flows projections may change in the near term and we may need to record additional impairment charges related to other retail stores.

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

     CAPITAL INVESTMENTS. We have made and continue to make significant capital expenditures for construction of our dELiA*s retail stores including twelve new stores in the first half of fiscal 2002. We expect the majority of our total fiscal 2002 capital expenditures, which is estimated at approximately $10 million, to be spent on this continued retail expansion as our current plan is to increase the number of dELiA*s retail stores by twelve during the second half of fiscal 2002.

     ASSET IMPAIRMENT. During the second quarter of fiscal 2002, we reduced our projections due to a decline in retail market conditions. Accordingly, we evaluated the value of property and equipment associated with our retail stores. The carrying amount of a long-lived asset is considered impaired when the anticipated cash flows expected to be generated by the asset are less than its carrying amount. For the quarter, selling, general and administrative expenses include a charge of approximately $700,000 relating to the write-down to fair value of leasehold improvements at three dELiA*s retail stores. The fair value was based on expected future discounted cash flows generated by individual stores. Because of continuing uncertainty in retail market conditions, our future cash flows projections may change in the near term and we may need to record additional impairment charges related to other retail stores.

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

     CRITICAL ACCOUNTING POLICIES INVOLVING ESTIMATES. Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies currently affect our financial condition and results of operations:

     o REVENUE RECOGNITION -- Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date.
     o CATALOG COSTS -- Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expenses relating to capitalized advertising costs be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool.
     o MERCHANDISE INVENTORIES -- Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value, which is determined based on estimated recovery.
     o LONG-LIVED ASSETS -- In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets and certain identifiable intangibles for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on anticipated cash flows to be generated by the asset.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                           THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                     AUGUST 4, 2001 AUGUST 3, 2002   AUGUST 4, 2001   AUGUST 3, 2002
                                                     -------------- --------------   --------------   --------------
Net sales                                                100.0%         100.0%           100.0%           100.0%
Cost of sales                                             56.7           59.8             55.3             56.6
                                                        ------          -----           ------           ------
Gross profit                                              43.3           40.2             44.7             43.4
Selling, general and administrative expenses              68.1           66.6             67.8             63.7
Restructuring and finance charges                         17.7             --              8.0               --
Interest and other expense (income), net                  (0.2)           0.4             (0.1)             0.2
                                                        ------          -----           ------           ------
Loss before cumulative effect of accounting change       (42.3)         (26.8)           (31.0)           (20.5)
Cumulative effect of accounting change                      --             --               --             28.0
                                                        ------          -----           ------           ------
Net income (loss)                                        (42.3)%        (26.8)%          (31.0)%            7.5%
                                                        ======          =====           ======           ======

COMPARISON OF THIRTEEN WEEKS ENDED AUGUST 4, 2001 AND AUGUST 3, 2002
     NET SALES. Net sales increased $200,000 from $26.0 million in the second quarter of fiscal 2001 to $26.2 million in the second quarter of fiscal 2002. The increase reflects a 32.3% increase in our Retail segment due to new store openings offset by comparable store sales declines of 3.0% and a 21.9% decrease in our Direct segment due, in part, to a decrease in catalog circulation.

     GROSS PROFIT. Gross profit margin for the second quarter of fiscal 2002 was 40.2% compared to 43.3% for fiscal 2001. The decline was primarily driven by more promotional clearance activity at Retail and sharper pricing in summer sale catalogs as compared to the prior year. In addition, we recorded additional reserves during the second quarter of fiscal 2002 to cover inventory risk on back-to-school product.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $17.7 million in the second quarter of fiscal 2001 to $17.4 million in the second quarter of fiscal 2002. Selling, general and administrative expenses also decreased as a percentage of net sales, from 68.1% in the second quarter of fiscal 2001 to 66.6% in the second quarter of fiscal 2002. Direct and corporate expenses were lower due to catalog circulation reductions, the receipt of approximately $500,000 in insurance proceeds and an ongoing focus on expense management. The fiscal 2001 divestiture of non-core businesses also contributed to the decrease in expenses. These decreases were offset by increases in Retail expenses due to new store openings and an increase in net depreciation and amortization expenses in connection with our adoption of SFAS 142.

     RESTRUCTURING AND FINANCE CHARGES. During the second quarter of fiscal 2001, we recorded a charge of $4.6 million in connection with the sale or shut-down of our non-core businesses and the early termination of an interest rate swap tied to our distribution facility mortgage.

     INCOME TAXES. No tax benefit has been recorded and our deferred tax assets are fully reserved due to the uncertainty of our ability to utilize the benefit.

COMPARISON OF TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND AUGUST 3, 2002
     NET SALES. Net sales decreased approximately $7.3 million from $62.2 million in the first half of fiscal 2001 to $54.9 million in the first half of fiscal 2002. The decrease was due to the impact of divestitures of non-core businesses and a 2.9% decrease in our core dELiA*s business. A 21.2% decrease in our Direct segment was due, in part, to decreased catalog circulation and was offset by a 26.7% increase in our Retail segment due to new store openings while comparable store sales declined 7.4%.

     GROSS PROFIT. Gross profit margin decreased from 44.7% in the first half of fiscal 2001 to 43.4% in the first half of fiscal 2002. The decline was primarily driven by more promotional clearance activity at Retail and sharper pricing in clearance catatogs at Direct as well as increases in inventory reserves in response to the challenging retail environment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $7.1 million from $42.1 million in the first half of fiscal 2001 to $35.0 million in the first half of fiscal 2001. Selling, general and administrative expenses also decreased as a percentage of net sales, from 67.8% in the first half of fiscal 2001 to 63.7% in the first half of fiscal 2002. Direct and corporate expenses were lower due to catalog circulation reductions, the receipt of approximately $500,000 in insurance proceeds and an ongoing focus on expense management. The fiscal 2001 divestiture of non-core businesses also contributed to the decrease in expenses. These decreases were offset by increases in Retail expenses due to new store openings and an increase in net depreciation and amortization expenses in connection with our adoption of SFAS 142.

     RESTRUCTURING AND FINANCE CHARGES. During the first half of fiscal 2001, we recorded a charge of $5.0 million in connection with the sale or shut-down of our non-core businesses and the early termination of an interest rate swap tied to our distribution facility mortgage.

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

LIQUIDITY AND CAPITAL RESOURCES
     Cash used in operations in the first half of fiscal 2001 and 2002 was $17.8 million and $17.6 million, respectively. The decrease in cash used in operations primarily relates to lower operating losses offset by changes in working capital levels.

     Investing activities provided $8.6 million in the first half of fiscal 2001 primarily relating to net investment proceeds offset by capital expenditures and to the cash proceeds and payments relating to our non-core businesses. In the first half of fiscal 2002, investing activities used $5.5 million relating to capital expenditures. During fiscal 2002, we expect to make capital expenditures of approximately $10.0 million, approximately $9.5 million of which relates to the construction of new retail stores.

     Financing activities provided $29.6 million in the first half of fiscal 2001, primarily as a result of the June 2001 sale of 5.74 million shares of our Class A common stock, and $9.5 million in the first half of fiscal 2002, primarily relating to net activity under our credit facility.

     We are subject to certain covenants under the mortgage loan agreement relating to the 1999 purchase of our distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date.

     Our credit agreement, as amended, with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, consists of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. As of August 3, 2002, we were in full compliance with the covenants under the facility, the outstanding balance was $13.4 million, outstanding letters of credit were $3.5 million and unused available credit was $2.2 million.

     We believe that our cash on hand and cash expected to be generated by operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements through at least the next twelve months. However, we can give no assurances that we will be able to generate sufficient capital through operations or other means to comply with the covenants in our credit agreement. Our failure to raise sufficient capital, to meet our internal earnings projections or to have continued access to borrowings under our credit facility would have a material adverse effect on our business. Additional funds that may be necessary to operate the business may not be available to us on favorable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Our variable-rate mortgage arrangements and our credit facility expose us to changes in interest rates.

Based on our outstanding balances of $3.1 million and $13.4 million, respectively, at August 3, 2002, a hypothetical 100 basis point increase in interest rates would cause an increase in our annual interest expense of approximately $165,000.

                           PART II - OTHER INFORMATION

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


                                   dELiA*s Corp.
                                   (Registrant)

Date: September 17, 2002
                                   By: /s/ Stephen I. Kahn
                                       -------------------
                                           Stephen I. Kahn
                                           Chairman of the Board and Chief
                                           Executive Officer

                                   By: /s/ Dennis Goldstein
                                       --------------------
                                           Dennis Goldstein
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of dELiA*s Corp. on Form 10-Q for the period ending August 3, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen I. Kahn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                             By: /s/ Stephen I. Kahn
                                 -------------------
                                     Stephen I. Kahn
                                     Chief Executive Officer
                                     September 17, 2002

In connection with the Quarterly Report of dELiA*s Corp. on Form 10-Q for the period ending August 3, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis Goldstein, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                             By: /s/ Dennis Goldstein
                                 --------------------
                                     Dennis Goldstein
                                     Chief Financial Officer and Treasurer
                                     September 17, 2002