Form 10-Q
period 2002-11-02
DELIA S CORP
filed 2002-12-17
CIK 1076914

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 17, 2002


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


/X/                            QUARTERLY REPORT

                            -------------------------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002



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

   Number of shares of common stock outstanding (excluding shares in treasury) as of December 12, 2002:
      Class A: 45,904,154
      Class B: none

                               -----------------

       STATEMENTS CONTAINED IN THIS DOCUMENT OR INCORPORATED BY REFERENCE, INCLUDING, WITHOUT LIMITATION, INFORMATION APPEARING UNDER "PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," MAY BE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE AMENDED SECURITIES ACT OF 1933 AND SECTION 21E OF THE AMENDED SECURITIES EXCHANGE ACT OF 1934). WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "PLAN," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THEY APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

      o WE MAY NOT BE ABLE TO SECURE FINANCING TO FUND OPERATIONS ON ACCEPTABLE TERMS;
      o WE MAY EXPERIENCE REDUCTIONS IN RESPONSE RATES TO CATALOG AND ELECTRONIC MAILINGS DUE TO INCREASED PROSPECTING, THE TIMING AND QUANTITY OF OUR MAILINGS AND OTHER FACTORS;
      o     WE MAY NOT BE ABLE TO OBTAIN ACCEPTABLE STORE SITES AND LEASE TERMS;
      o     WE MAY NOT BE ABLE TO OPEN NEW STORES IN A TIMELY FASHION;
      o ADVERSE WEATHER CONDITIONS AND OTHER FACTORS AFFECTING RETAIL STORES GENERALLY MAY CAUSE OUR SALES TO DECREASE;
      o     WE MAY BE SUBJECT TO INCREASED LEVELS OF COMPETITION;
      o     WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL;
      o     WE ARE SUSCEPTIBLE TO DOWNTURNS IN GENERAL ECONOMIC CONDITIONS;
      o OUR STORE LOCATIONS MAY MAKE US SUSCEPTIBLE TO ECONOMIC DOWNTURNS IN SPECIFIC GEOGRAPHIC REGIONS;
      o     WE MAY NOT BE ABLE TO ANTICIPATE AND RESPOND TO FASHION TRENDS;
      o WE ARE LIKELY TO CONTINUE TO EXPERIENCE INCREASES IN THE COST OF MATERIALS, PRINTING, PAPER, POSTAGE, SHIPPING AND LABOR;
      o WE MAY NOT BE ABLE TO LEVERAGE INVESTMENTS MADE IN INFRASTRUCTURE TO SUPPORT EXPANSION;
      o WE MAY EXPERIENCE DECREASED LEVELS OF SERVICE FROM THIRD PARTY VENDORS AND SERVICE PROVIDERS;
      o OUR SUPPLIERS MAY NOT BE ABLE TO OBTAIN FINANCING TO ENABLE THEM TO PROVIDE PRODUCTS TO US; AND
      o     OTHER FACTORS DETAILED ELSEWHERE IN THIS REPORT.

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

                                     PART I
                              FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 FEBRUARY 2, 2002  NOVEMBER 2, 2002
                                                                                 ----------------  ----------------
                                                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents..................................................   $   27,915       $    8,853
     Restricted cash............................................................        3,277            3,277
     Merchandise inventories ...................................................       14,640           27,617
     Prepaid expenses and other current assets .................................        5,847            8,169
                                                                                   ----------       ----------
         Total current assets ..................................................       51,679           47,916
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $16,423 and $22,397, respectively..........................................       30,208           33,839
OTHER ASSETS  ..................................................................          347              384
                                                                                   ----------       ----------
TOTAL ASSETS  .................................................................    $   82,234       $   82,139
                                                                                   ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses......................................   $   12,297       $   16,457
     Liabilities due to customers...............................................        4,824            4,853
     Accrued restructuring......................................................        2,210            1,247
     Bank loan payable..........................................................        4,373           19,286
     Current portion of long-term debt and capital leases.......................          597            3,577
                                                                                   ----------       ----------
         Total current liabilities..............................................       24,301           45,420
LONG-TERM DEBT AND CAPITAL LEASES ..............................................        3,695              277
EXCESS OF FAIR VALUE OVER PURCHASE PRICE .......................................       15,383               --
OTHER LONG-TERM LIABILITIES ....................................................        1,398            2,714

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         Authorized shares - 1,000,000; Issued shares - none....................           --               --
     Class A common stock, par value $.01 per share;
         Authorized shares - 100,000,000;
         Issued shares - 46,169,912 and 47,589,734 shares, respectively
         (including 1,685,580 in treasury)......................................          462              476
     Class B common stock, par value $.01 per share;
         Authorized shares - 12,500,000;
         Issued shares - 11,425,000 (all in treasury)...........................          114              114
     Additional paid-in capital.................................................      136,668          139,019
     Less common stock in treasury, at cost.....................................      (11,041)         (11,041)
     Deferred compensation......................................................         (870)            (375)
     Retained deficit...........................................................      (87,876)         (94,465)
                                                                                   ----------       ----------
         Total stockholders' equity.............................................       37,457           33,728
                                                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $   82,234       $   82,139
                                                                                   ==========       ==========


            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    THIRTEEN WEEKS ENDED
                                                                            NOVEMBER 3, 2001  NOVEMBER 2, 2002
                                                                            ----------------  ----------------

NET SALES ...................................................................... $   32,503     $  32,904
COST OF SALES ..................................................................     16,488        21,344
                                                                                 ----------     ---------
GROSS PROFIT ...................................................................     16,015        11,560

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...................................     18,434        20,445
FACILITY RELOCATION AND CORPORATE SEVERANCE ....................................         --         1,601
INTEREST AND OTHER (INCOME) EXPENSE, NET .......................................        (71)          201
                                                                                 ----------     ---------


NET LOSS BEFORE EXTRAORDINARY ITEM .............................................     (2,348)      (10,687)
EXTRAORDINARY ITEM .............................................................        803            --
                                                                                 ----------     ---------

NET LOSS ....................................................................... $   (3,151)    $ (10,687)
                                                                                 ==========     =========

BASIC AND DILUTED NET LOSS PER SHARE:
     BEFORE EXTRAORDINARY ITEM ................................................. $    (0.05)    $   (0.23)
     EXTRAORDINARY ITEM ........................................................      (0.02)          --
                                                                                 ----------     ---------
     NET LOSS .................................................................. $    (0.07)    $   (0.23)
                                                                                 ==========     =========

SHARES USED IN THE NET LOSS PER SHARE CALCULATIONS .............................     43,456        45,568
                                                                                 ==========     =========

                                                                                 THIRTY-NINE WEEKS ENDED
                                                                            NOVEMBER 3, 2001  NOVEMBER 2, 2002
                                                                            ----------------  ----------------

NET SALES ...................................................................... $   94,689     $  87,828
COST OF SALES ..................................................................     50,883        52,452
                                                                                 ----------     ---------
GROSS PROFIT ...................................................................     43,806        35,376

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...................................     60,569        55,438
RESTRUCTURING AND FINANCE CHARGES ..............................................      4,975            --

FACILITY RELOCATION AND CORPORATE SEVERANCE ....................................         --         1,601

INTEREST AND OTHER (INCOME) EXPENSE, NET .......................................       (115)          309
                                                                                 ----------     ---------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM ...............................    (21,623)      (21,972)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ............................         --        15,383
EXTRAORDINARY ITEM .............................................................        803            --
                                                                                 ----------     ---------

NET LOSS ....................................................................... $  (22,426)    $  (6,589)
                                                                                 ==========     =========

BASIC AND DILUTED NET LOSS PER SHARE:
     BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
         AND EXTRAORDINARY ITEM ................................................ $    (0.55)    $   (0.48)
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .......................         --          0.34
     EXTRAORDINARY ITEM .........................................................     (0.02)           --
                                                                                 ----------     ---------
     NET LOSS .................................................................. $    (0.57)    $   (0.14)
                                                                                 ==========     =========

SHARES USED IN THE NET LOSS PER SHARE CALCULATIONS .............................     39,524        45,365
                                                                                 ==========     =========


            See Notes to Unaudited Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 THIRTY-NINE WEEKS ENDED
                                                                            NOVEMBER 3, 2001  NOVEMBER 2, 2002
                                                                            ----------------  ----------------
                                                                                       (UNAUDITED)
OPERATING ACTIVITIES:
     Net loss before cumulative effect of change in accounting principle
       and extraordinary item................................................... $  (21,623)    $ (21,972)
     Adjustments to reconcile to net cash used in operating activities:
              Depreciation and amortization.....................................      1,069         4,539
              Restructuring and finance charges.................................      4,975            --
              Asset impairment..................................................         --         1,561
              Non-cash compensation expense related to restricted stock.........        980           495
              Amortization of investments.......................................        (12)           --
              Changes in operating assets and liabilities:
                  Merchandise inventories.......................................     (3,012)      (12,977)
                  Prepaid expenses and other current assets.....................      2,050        (2,322)
                  Other assets..................................................        176           (72)
                  Current liabilities ..........................................     (9,973)        4,726
                  Long-term liabilities.........................................        766         1,316
                                                                                 ----------     ---------
Net cash used in operating activities...........................................    (24,604)      (24,706)

INVESTING ACTIVITIES:
     Capital expenditures.......................................................     (4,920)       (9,696)
     Proceeds from the maturity of investment securities........................     11,036            --
     Proceeds from sales of businesses..........................................      3,783            --
     Acquisition of business....................................................     (2,500)           --
                                                                                 ----------     ---------
Net cash provided by (used in) investing activities.............................      7,399        (9,696)

FINANCING ACTIVITIES:
     Net proceeds from common stock offering....................................     29,517            --
     Borrowings under line of credit agreement..................................      7,799        14,913
     Principal payments on long-term debt and capital lease obligations.........     (2,488)         (438)
     Charges related to changes in financing arrangements.......................       (606)           --
     Exercise of options to purchase 714,483 and 297,877 shares, respectively...      2,127           865
                                                                                 ----------     ---------
Net cash provided by financing activities before extraordinary item.............     36,349        15,340
Net cash used by extraordinary item.............................................       (803)           --
                                                                                 ----------     ---------
Net cash provided by financing activities.......................................     35,546        15,340
                                                                                 ----------     ---------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS..................................     18,341       (19,062)

CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD.....................................    10,121        27,915
                                                                                 ----------     ---------
CASH & CASH EQUIVALENTS--END OF PERIOD.......................................... $   28,462     $   8,853
                                                                                 ==========     =========

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

   In October 2002, we engaged Peter J. Solomon Company to assist in the evaluation of strategic alternatives. This process continues and will likely result in either a sale of the company or the infusion of additional capital in the form of equity or debt. We are currently evaluating a variety of alternatives and anticipate being able to announce a decision in this regard by the end of the fiscal year.

   In November 2002, a cash concentration trigger event occurred under the terms of our Wells Fargo credit facility (see Note 8). As a result of that event, we are currently in discussions with Wells Fargo to amend the loan agreement. We anticipate that we will finalize the amendment on satisfactory terms by the end of December 2002.

   If our discussions with Wells Fargo are concluded on satisfactory terms and a capital infusion is received, we believe that our cash on hand and cash expected to be generated from operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements at least through the next twelve months. There can be no assurance that we will conclude our discussion with Wells Fargo on favorable terms or that we will be able to obtain a capital infusion. If we are not successful we may not be able to meet our operating and capital requirements for the next twelve months. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION PRINCIPLES OF CONSOLIDATION--Our consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which were wholly-owned for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

   RESTRICTED CASH -- Restricted cash represents collateral for standby letters of credit issued in connection with our merchandise sourcing activities.

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

   RECENT ACCOUNTING PRONOUNCEMENTS-- As of February 3, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." For acquired goodwill, SFAS 142 discontinues amortization and instead requires annual impairment testing. For intangible assets, SFAS 142 requires testing for impairment and amortization once the useful economic life is determined to be finite. In connection with our adoption of SFAS 142, we recorded a $15.4 million cumulative effect of change in accounting principle, which represents the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc. The following table shows the effect that earlier adoption of SFAS 142 would have had on net loss before cumulative effect of change in accounting principle and extraordinary item (in thousands) and the related per share amounts for all periods presented in the accompanying statement of operations:

                                                 THIRTEEN WEEKS ENDED                            THIRTY-NINE WEEKS ENDED
                                          NOVEMBER 3, 2001      NOVEMBER 2, 2002       NOVEMBER 3, 2001      NOVEMBER 2, 2002
                                          ----------------      ----------------       ----------------      ----------------
  Net loss before cumulative effect of
    change in accounting principle and
    extraordinary item                  $ (2,348)   $ (0.05)   $(10,687)   $ (0.23)   $(21,623)   $ (0.55   $(21,972)   $ (0.48)
  Negative goodwill amortization          (1,000)   $ (0.02)         --         --      (3,000)     (0.08)        --         --
                                        --------    -------    --------    --------   --------    -------    -------    -------
  Adjusted net loss before cumulative
    effect of change in accounting
    principle and extraordinary item    $ (3,348)   $ (0.07)  $ (10,687)   $ (0.23)   $(24,623)   $ (0.63)  $(21,972)   $ (0.48)
                                        ========    ========  =========    =======    ========    =======   ========    =======

   As of February 3, 2002, we also adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For the second quarter of fiscal 2002, selling, general and administrative expenses included a charge of approximately $700,000 relating to the write-down to fair value of leasehold improvements at three dELiA*s retail stores. During the third quarter of fiscal 2002, in connection with our facility relocation, we recorded a charge of approximately $900,000 relating to the write-off of leasehold improvements at the closed facility.

   In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" to amend or clarify accounting guidance related to gains and losses from extinguishment of debt and other topics. Upon adoption of SFAS 145 as of the beginning of fiscal 2003, we will be required to reclassify a pre-tax extraordinary loss of approximately $800,000 recognized in fiscal 2001 to selling, general and administrative expenses. The adoption of SFAS 145 is not expected to have any other material effect on our consolidated position or results of operations.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Among other things, this Standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Standard is effective for exit or disposal activities initiated after December 31, 2002.

   RECLASSIFICATIONS -- Certain balance sheet amounts have been reclassified to conform to the current presentation.

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

                                                     THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                              NOVEMBER 3, 2001  NOVEMBER 2, 2002  NOVEMBER 3, 2001  NOVEMBER 2, 2002
                                              ----------------  ----------------  ----------------  ----------------
NET REVENUES
   dELiA*s Direct                                 $ 16,651,000      $ 13,434,000      $ 51,501,000      $ 40,910,000
   dELiA*s Retail                                   15,816,000        19,470,000        37,429,000        46,843,000
   Non-core                                             36,000                --         5,759,000            75,000
                                                  ------------      ------------      ------------      ------------
   Total                                          $ 32,503,000      $ 32,904,000      $ 94,689,000      $ 87,828,000
                                                  ============      ============      ============      ============

NET LOSS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE AND
   EXTRAORDINARY ITEM
   dELiA*s Direct operating loss                  $   (193,000)     $ (2,859,000)     $ (3,193,000)     $ (2,378,000)
   dELiA*s Retail operating income (loss)              702,000        (2,652,000)       (2,412,000)       (7,970,000)
   Non-core operating (loss) income                   (306,000)               --        (3,481,000)           81,000
                                                  ------------      ------------      ------------      ------------
   Total operating income (loss)                       203,000        (5,511,000)       (9,086,000)      (10,267,000)
   Unallocated shared expenses                       1,872,000         1,676,000         5,628,000         4,761,000
   Depreciation, amortization
         and non-cash compensation                     750,000         1,698,000         2,049,000         5,034,000
   Restructuring, finance, facility relocation
         and corporate severance charges                    --         1,601,000         4,975,000         1,601,000
   Interest and other (income) expense, net            (71,000)          201,000          (115,000)          309,000
                                                  ------------      ------------      ------------      ------------
   Net loss before cumulative effect of
         change in accounting principle and
         extraordinary item                       $ (2,348,000)     $ 10,687,000)     $(21,623,000)     $(21,972,000)
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

   In addition, a $600,000 finance charge recorded in the second quarter of fiscal 2001 related to the early termination of an interest rate swap tied to our distribution facility mortgage.

   During the first three quarters of fiscal 2002, we paid approximately $1.0 million for accrued lease obligations related to our restructuring initiatives. We expect to pay the remaining $1.2 million accrued for lease obligations by the end of fiscal 2003.

5. FACILITY RELOCATION AND CORPORATE SEVERANCE
   During the third quarter of fiscal 2002, we recorded charges of approximately $1.0 million related to our decision to relocate our contact center from Long Island City, New York to Columbus, Ohio and $600,000 for severance related to a corporate cost-cutting initiative.

6. SALE AND ISSUANCES OF STOCK
   On May 14, 2001, we issued 300,000 shares of restricted Class A common stock to Andrea Weiss in connection with her employment as our President. The shares vest over a four-year period in accordance with the following schedule: 40% in year one; 30% in year two; 20% in year three and 10% in year four. The fair value of the restricted stock at the time of grant is being amortized against earnings over the related vesting periods.

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

7. COMMITMENTS AND CONTINGENCIES
LITIGATION
   In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 29, 2001. By order dated December 10, 2001, the court certified the class. We filed our answer to the consolidated amended complaint in February 2002 and merit discovery was completed in May 2002 and all other discovery was completed in September 2002. The parties have reached an agreement in principle on a settlement of this action and on December 5, 2002, an Order discontinuing the action was filed with the U.S. District Court. The Order provides that the case is discontinued without prejudice. In the event the settlement is not consummated by January 17, 2003, either party may apply to the Court to have the case re-instated. A settlement will not become effective until a stipulation of settlement is executed by all parties and finally approved by the Court. The settlement will be covered under our insurance policy. In the event the settlement is not consummated and the case is re-instated, we intend to continue to vigorously defend against this action, which we also believe is covered under our insurance policy. In either event, we do not expect the ultimate resolution of this lawsuit to have a material adverse effect on our results of operations, financial position or cash flow.

   Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., a partly-owned subsidiary of dELiA*s Inc. at the time, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. On March 5, 2001, we answered that complaint, asserted affirmative defenses and separately moved to strike certain allegations. Also on March 5, 2001, we moved to dismiss the complaint. On January 15, 2002, all parties entered into a stipulation and agreement of compromise, settlement and release which became a final order in May 2002. Pursuant to the settlement, we issued one million shares of dELiA*s Class A common stock, of which 300,000 have been distributed and the remaining 700,000 shares will be distributed upon the completion of the claims administration process. The total $6.3 million value of the non-cash settlement was recorded as a charge in the fourth quarter of fiscal 2001.

INTERNET ALLIANCES

   In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. On March 30, 2001, the original agreement was superseded by a new agreement under which we agreed to pay our remaining obligation of approximately $1.1 million to America Online over a 27-month period. In connection with the sale of our gURL.com business on May 24, 2001, we assigned approximately $350,000 of obligations under our agreement with America Online to PrimediaNet. We remain liable to America Online for payment of all obligations under the agreement, including the assigned obligations. In the event PrimediaNet defaults on the obligations it has assumed, we would have a contractual claim against PrimediaNet and Primedia. As of November 2, 2002, our remaining payment obligation including the assigned amount was approximately $100,000.

8. LONG-TERM DEBT AND CREDIT FACILITIES
   We are subject to certain covenants under the mortgage loan agreement relating to the 1999 purchase of our distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date.

   Our credit agreement, as amended, with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, consists of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. This credit facility replaced our existing facility with Congress Financial Corporation. In connection with this change in lenders, we recorded a charge of approximately $800,000 in the third quarter of fiscal 2001. As of November 2, 2002, the outstanding balance was $19.3 million, outstanding letters of credit were $2.7 million and unused available credit was $20,000.

   In November 2002, a cash concentration trigger event occurred under the terms of our Wells Fargo credit facility that permits Wells Fargo, among other things, to establish additional reserves which impact our availability under the line. As a result of that event, we are currently in discussions with Wells Fargo to amend the loan agreement , which will likely result in an adjustment downward of the effective advance rate under the line as well as introduce a number of financial covenants relating to sales performance, inventory levels and cash flow metrics. We anticipate that we will finalize the amendment on satisfactory terms by the end of December 2002.

9. IMPAIRMENT OF LONG-LIVED ASSETS
   During the second quarter of fiscal 2002, we reduced our projections due to a decline in retail market conditions. Accordingly, we evaluated the value of property and equipment associated with our retail stores. The carrying amount of a long-lived asset is considered impaired when the anticipated cash flows expected to be generated by the asset are less than its carrying amount. For the second quarter, selling, general and administrative expenses included a charge of approximately $700,000 relating to the write-down to fair value of leasehold improvements at three dELiA*s retail stores. The fair value was based on expected future discounted cash flows generated by individual stores. Because of continuing uncertainty in retail market conditions, our future cash flows projections may change in the near term and we may need to record additional impairment charges related to other retail stores.

   During the third quarter of fiscal 2002, in connection with our facility relocation, we recorded a charge of approximately $900,000 relating to the write-off of leasehold improvements at the closed facility.

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

   In October 2002, we engaged Peter J. Solomon Company to assist in the evaluation of strategic alternatives. This process continues and will likely result in either a sale of the company or the infusion of additional capital in the form of equity or debt. We are currently evaluating a variety of alternatives and anticipate being able to announce a decision in this regard by the end of the fiscal year.

   In November 2002, a cash concentration trigger event occurred under the terms of our Wells Fargo credit facility. As a result of that event, we are currently in discussions with Wells Fargo to amend the loan agreement. We anticipate that we will finalize the amendment on satisfactory terms by late December 2002.

   If our discussions with Wells Fargo are concluded on satisfactory terms and a capital infusion is received, we believe that our cash on hand and cash expected to be generated from operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements at least through the next twelve months. There can be no assurance that we will conclude our discussion with Wells Fargo on favorable terms or that we will be able to obtain a capital infusion. If we are not successful we may not be able to meet our operating and capital requirements for the next twelve months. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

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

   ASSET IMPAIRMENT, FACILITY RELOCATION AND CORPORATE SEVERANCE. During the second quarter of fiscal 2002, we reduced our projections due to a decline in retail market conditions. Accordingly, we evaluated the value of property and equipment associated with our retail stores. The carrying amount of a long-lived asset is considered impaired when the anticipated cash flows expected to be generated by the asset are less than its carrying amount. For the second quarter, selling, general and administrative expenses included a charge of approximately $700,000 relating to the write-down to fair value of leasehold improvements at three dELiA*s retail stores. The fair value was based on expected future discounted cash flows generated by individual stores. Because of continuing uncertainty in retail market conditions, our future cash flows projections may change in the near term and we may need to record additional impairment charges related to other retail stores.

   During the third quarter of fiscal 2002, we recorded charges of approximately $1.0 million related to our decision to relocate our contact center from Long Island City, New York to Columbus, Ohio and $600,000 for severance related to a corporate cost-cutting initiative. Approximately $900,000 of the facility relocation charge related to the write-off of leasehold improvements at the closed facility.

    GENERAL MATTERS AFFECTING OUR CORE DELIA*S BUSINESS. The operating results of our ongoing dELiA*s business are subject to the following uncertainties, each of which is described in more detail in our annual report on Form 10-K under "Risk Factors":

o     access to financing to fund operations;
o     our ability to anticipate and respond to fashion trends;
o timing and quantity of catalog and electronic mailings and customer response rates;
o availability of acceptable store sites and lease terms and the possibility of increasing comparable store sales; and
o other factors described in our annual report on Form 10-K, particularly under "Risk Factors."

   CRITICAL ACCOUNTING POLICIES INVOLVING ESTIMATES. Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies currently affect our financial condition and results of operations:

o REVENUE RECOGNITION -- Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date.
o CATALOG COSTS-- Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expenses relating to capitalized advertising costs be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool.
o MERCHANDISE INVENTORIES -- Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value, which is determined based on estimated recovery.
o LONG-LIVED ASSETS --In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets and certain identifiable intangibles for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on anticipated cash flows to be generated by the asset.

RESULTS OF OPERATIONS
   The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

                                                         THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                   NOVEMBER 3, 2001  NOVEMBER 2, 2002   NOVEMBER 3, 2001  NOVEMBER 2, 2002
                                                   ----------------  ----------------   ----------------  ----------------
Net sales                                                100.0%          100.0%             100.0%            100.0%
Cost of sales                                             50.7            64.9               53.7              59.7
                                                         -----           -----              -----             -----
Gross profit                                              49.3            35.1               46.3              40.3
Selling, general and administrative expenses              56.7            62.1               64.0              63.1
Restructuring and finance charges                           --              --                5.2                --
Facility relocation and corporate severance                 --             4.9                 --               1.8
Interest and other (income) expense, net                  (0.2)            0.6               (0.1)              0.4
                                                         -----           -----              -----             -----
Net loss before cumulative effect of
     accounting change and extraordinary item             (7.2)          (32.5)             (22.8)            (25.0)
Cumulative effect of accounting change                      --              --                 --             (17.5)
Extraordinary item                                         2.5              --                0.9                --
                                                         -----           -----              -----             -----
Net loss                                                  (9.7)%         (32.5)%            (23.7)%            (7.5)%
                                                         =====           =====              =====             =====

COMPARISON OF THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 AND NOVEMBER 2, 2002
   NET SALES. Net sales increased $400,000 from $32.5 million in the third quarter of fiscal 2001 to $32.9 million in the third quarter of fiscal 2002. Despite disappointing reception of our Back to School assortment, Retail segment sales increased 23.1% due to new store openings offset by comparable store sales declines of 12.8%. Direct segment sales decreased 19.3% due, in part, to a decrease in catalog circulation as well as disappointing response to our Back to School and Fall catalog mailings and online offerings.

   GROSS PROFIT. Gross profit margin for the third quarter of fiscal 2002 was 35.1% compared to 49.3% for fiscal 2001. The decline was primarily driven by more promotional clearance activity at Retail and sharper pricing in our catalogs and online as compared to the prior year. In addition, to address overstock issues arising from Back to School, we executed inventory liquidations at a net loss of $2.3 million, which reduced our gross margin by over 700 basis points.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $18.4 million in the third quarter of fiscal 2001 to $20.4 million in the third quarter of fiscal 2002. Selling, general and administrative expenses also increased as a percentage of net sales, from 56.7% in the third quarter of fiscal 2001 to 62.1% in the third quarter of fiscal 2002. The increase primarily relates to new store openings in our Retail segment and an increase in net depreciation and amortization expenses in connection with our adoption of SFAS 142. Direct and corporate expenses were lower due to catalog circulation reductions, the receipt of approximately $300,000 in insurance proceeds and an ongoing focus on expense management offset by a write-off of approximately $300,000 of a barter asset.

   FACILITY RELOCATION AND CORPORATE SEVERANCE. During the third quarter of fiscal 2002, we recorded charges of approximately $1.0 million related to our decision to relocate our contact center from Long Island City, New York to Columbus, Ohio and $600,000 for severance related to a corporate cost-cutting initiative.

   EXTRAORDINARY ITEM. During the third quarter of fiscal 2001, we entered into an agreement with Wells Fargo Retail Finance, LLC that provided us with a $25 million line of credit. This facility replaced the credit facility we had with Congress Financial Corporation. In connection with this change in lenders, we recorded a charge of approximately $800,000. Upon adoption of SFAS 145 as of the beginning of fiscal 2003, we expect to reclassify this charge to operations.

   INCOME TAXES. No tax benefit has been recorded and our deferred tax assets are fully reserved due to the uncertainty of our ability to utilize the benefit.

COMPARISON OF THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND NOVEMBER 2, 2002
   NET SALES. Net sales decreased approximately $6.9 million from $94.7 million in the first three quarters of fiscal 2001 to $87.8 million in the first three quarters of fiscal 2002. The decrease was due to the impact of divestitures of non-core businesses and a 1.3% decrease in our core dELiA*s business. A 20.6% decrease in our Direct segment was due, in part, to decreased catalog circulation and was offset by a 25.2% increase in our Retail segment due to new store openings while comparable store sales declined 9.6%.

   GROSS PROFIT. Gross profit margin decreased from 46.3% in the first three quarters of fiscal 2001 to 40.3% in the first three quarters of fiscal 2002. The decline was primarily driven by more promotional clearance activity at Retail and sharper pricing in our catalogs at Direct as well as increases in inventory liquidations stemming from our disappointing Back to School results.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $60.6 million in the first three quarters of fiscal 2001 to $55.4 million in the first three quarters of fiscal 2002. Selling, general and administrative expenses decreased as a percentage of net sales, from 64.0% in the first three quarters of fiscal 2001 to 63.1% in the first three quarters of fiscal 2002. The decrease relates primarily to lower Direct expenses and the fiscal 2001 divestiture of non-core businesses. These decreases were offset by increases in Retail expenses due to new store openings and an increase in net depreciation and amortization expenses in connection with our adoption of SFAS 142.

   RESTRUCTURING AND FINANCE CHARGES. During the first three quarters of fiscal 2001, we recorded a charge of approximately $5.0 million in connection with the sale or shut-down of our non-core businesses and the early termination of an interest rate swap tied to our distribution facility mortgage.

   FACILITY RELOCATION AND CORPORATE SEVERANCE. During the third quarter of fiscal 2002, we recorded charges of approximately $1.0 million related to our decision to relocate our contact center from Long Island City, New York to Columbus, Ohio and $600,000 for severance related to a corporate cost-cutting initiative.

   EXTRAORDINARY ITEM. During the third quarter of fiscal 2001, we entered into an agreement with Wells Fargo Retail Finance, LLC that provided us with a $25 million line of credit. This facility replaced the credit facility we had with Congress Financial Corporation. In connection with this change in lenders, we recorded a charge of approximately $800,000. Upon adoption of SFAS 145 as of the beginning of fiscal 2003, we expect to reclassify this charge to selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES
   Cash used in operations in the first three quarters of fiscal 2001 and 2002 was $24.6 million and $24.7 million, respectively. The increase in cash used in operations primarily relates to higher operating losses offset by changes in working capital levels.

   Investing activities provided $7.4 million in the first three quarters of fiscal 2001 primarily relating to net investment proceeds offset by capital expenditures and to the cash proceeds and payments relating to our non-core businesses. In the first three quarters of fiscal 2002, investing activities used $9.7 million relating to capital expenditures. During the fourth quarter of fiscal 2002, we expect to make additional capital expenditures of $300,000 to $500,000 resulting in total capital expenditures for fiscal 2002 of approximately $10.0 million.

   Financing activities provided $35.5 million in the first three quarters of fiscal 2001, primarily as a result of the June 2001 sale of 5.74 million shares of our Class A common stock as well as borrowings under our new credit agreement and stock option exercises, and $15.3 million in the first three quarters of fiscal 2002, primarily relating to net activity under our credit facility.

   We are subject to certain covenants under the mortgage loan agreement relating to the 1999 purchase of our distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for an adjustment in our payment schedule.

   Our credit agreement, as amended, with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, consists of a revolving line of credit that permits us to borrow up to $25 million, limited to specified percentages of the value of our eligible inventory as determined under the credit agreement, and provides for the issuance of documentary and standby letters of credit up to $10 million. Under this Wells Fargo facility, as amended, our obligations are secured by a lien on substantially all of our assets, except certain real property and other specified assets. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our payment of dividends. The agreement also contains controls on our cash management and certain limits on our ability to distribute assets. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 50 basis points or at the Eurodollar Rate plus 275 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures September 30, 2004 and can extend for successive twelve-month periods at our option under certain terms and conditions. As of November 2, 2002, the outstanding balance was $19.3 million, outstanding letters of credit were $2.7 million and unused available credit was $20,000.

   In November 2002, a cash concentration trigger event occurred under the terms of our Wells Fargo credit facility that permits Wells Fargo, among other things, to establish additional reserves which impact our availability under the line. As a result of that event, we are currently in discussions with Wells Fargo to amend the loan agreement , which will likely result in an adjustment downward of the effective advance rate under the line as well as introduce a number of financial covenants relating to sales performance, inventory levels and cash flow metrics. We anticipate that we will finalize the amendment on satisfactory terms by the end of December 2002.

   Separately, in October 2002, we engaged Peter J. Solomon Company to assist in the evaluation of strategic alternatives. This process continues and will likely result in either a sale of the company or the infusion of additional capital in the form of equity or debt. We are currently evaluating a variety of alternatives and anticipate being able to announce a decision in this regard by the end of the fiscal year.

   If our discussions with Wells Fargo are concluded on satisfactory terms and a capital infusion is received, we believe that our cash on hand and cash expected to be generated from operations, together with the funds available under our credit agreement, will be sufficient to meet our capital and operating requirements at least through the next twelve months. There can be no assurance that we will conclude our discussion with Wells Fargo on favorable terms or that we will be able to obtain a capital infusion. If we are not successful we may not be able to meet our operating and capital requirements for the next twelve months. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
   Our variable-rate mortgage arrangements and our credit facility expose us to changes in interest rates. Based on our outstanding balances of $3.0 million and $19.3 million, respectively, at November 2, 2002, a hypothetical 100 basis point increase in interest rates would cause an increase in our annual interest expense of approximately $223,000.

ITEM 4. CONTROLS AND PROCEDURES
      As of November 2,2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 2, 2002. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 2, 2002.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 29, 2001. By order dated December 10, 2001, the court certified the class. We filed our answer to the consolidated amended complaint in February 2002, merit discovery was completed in May 2002 and all other discovery was completed in September 2002. The parties have reached an agreement in principle on a settlement of this action and on December 5, 2002, an Order discontinuing the action was filed with the U.S. District Court. The Order provides that the case is discontinued without prejudice. In the event the settlement is not consummated by January 17, 2003, either party may apply to the Court to have the case re-instated. A settlement will not become effective until a stipulation of settlement is executed by all parties and finally approved by the Court. The settlement will be covered under our insurance policy. In the event the settlement is not consummated and the case is re-instated, we intend to continue to vigorously defend against this action, which we also believe is covered under our insurance policy. In either event, we do not expect the ultimate resolution of this lawsuit to have a material adverse effect on our results of operations, financial position or cash flow.

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

   None.


ITEM 5. OTHER INFORMATION

   None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   See "Exhibit" Index Following Signature Page and Certifications

   The company filed a Form 8-K on October 30, 2002, in connection with (i) Amendment No. 1 to the Employment Agreement Between Registrant and Andrea Weiss dated October 17, 2002 and (ii) the second Amendment to Loan and Security Agreement with Wells Fargo Retail Finance, LLC, dated October 21, 2002. No financial statements were filed with this Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                  dELiA*s Corp.
                                  (Registrant)
Date: December 13, 2002
                               By: /s/ Stephen I. Kahn
                                   -------------------
                                       Stephen I. Kahn
                                       Chairman of the Board and
                                       Chief Executive Officer

                               By: /s/ Dennis Goldstein
                                   --------------------
                                    Dennis Goldstein
                                    Chief Financial Officer and Treasurer
                                    (principal financial and
                                    accounting officer)

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Stephen I. Kahn, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of dELiA*s Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002

By: /s/ Stephen I. Kahn
    -------------------
    Stephen I. Kahn
    Chairman of the Board and Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Dennis Goldstein, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of dELiA*s Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002

By: /s/ Dennis Goldstein
    --------------------
    Dennis Goldstein
    Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Amendment No.1 to Employment Agreement between dELiA*s Corp. and Andrea Weiss, dated October 12, 2002 (incorporated by reference to Exhibit
      10.1 of Current Report on Form 8-K dated October 30, 2002)

10.2 Second Amendment to Loan and Security Agreement by and among Wells fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company, and dELiA*s Retail Company, dated October 21, 2002 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated October 30, 2002)

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002