Form 10-K
period 2003-02-01
DELIA S CORP
filed 2003-05-16
CIK 1076914

QuickLinks -- Click here to rapidly navigate through this document

Filed with the Securities and Exchange Commission on May 16, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2003

Commission file number 0-25347

dELiA*s Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3963754 (I.R.S. Employer Identification No.)
435 Hudson Street, New York, New York 10014 (Address of principal executive offices) (Zip Code)
(212) 807-9060 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.01 par value per share
Preferred Stock Purchase Rights
 (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES    ☐ NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Aggregate market value of voting and non-voting common equity held by non-affiliates as of August 2, 2002, the last business day of the most recently completed second fiscal quarter: $119,600,000. Such value is calculated using the closing price on the NASDAQ of $3.51.

        Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    ☒ YES    ☐ NO

  Number of shares outstanding (excluding shares in treasury) as of May 12, 2003
                  of the registrant's Class A common stock:    53,114,529
                  of the registrant's Class B common stock:    None

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

        Statements contained in this document or incorporated by reference, including, without limitation, information appearing under "Part I—Item 1—Business" and "Part I—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," may be forward-looking statements (within the meaning of Section 27A of the amended Securities Act of 1933 and Section 21E of the amended Securities Exchange Act of 1934). The words "believe," "plan," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the condition of the financial markets generally; access to financing to fund the operations and the expansion strategies of our business; future conditions of the market for our common stock; the risk that our restructuring efforts will not produce savings from additional operating efficiencies in a timely fashion or at all; costs related to the restructuring initiatives; our ability to reduce expenses successfully; the risk that cost reduction initiatives may lead to reduced service levels or product quality, which could have an adverse impact on revenues; increases in the cost of materials, printing, paper, postage, shipping and labor; timing and quantity of catalog and electronic mailings; response rates; our ability to leverage investments made in infrastructure to support expansion; possibility of increasing comparable store sales; adverse weather conditions and other factors affecting retail stores generally; the ability of our computer systems to scale with growth in online traffic; difficulty in integrating new technologies; our ability to retain key personnel; levels of competition; general economic conditions; changes in consumer spending patterns; our ability to anticipate and respond to fashion trends; our dependence on third parties; and other factors detailed elsewhere in this report. These factors, and other factors that appear in this document including, without limitation, under "Risk Factors," could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

        We file reports and other information with the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document we file at the SEC's public reference room in Washington D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC's website at www.sec.gov.

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available on our internet website free of charge. Our website address is www.dELiAs.cOm. The information available at our website is not incorporated by reference in this report.

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

        In May 1999, we announced a change in our fiscal year to the 52 or 53 weeks ended on the Saturday closest to January 31 following the corresponding calendar year. For example, references to "fiscal 2002" in this report mean the period from February 3, 2002 to February 1, 2003. Any reference in this report to a particular fiscal year before 1999 is to the year ended January 31 following the corresponding calendar year. For example, "fiscal 1998" means the period from February 1, 1998 to January 31, 1999.

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

PART I

Item 1. Business

Overview

        We are a multichannel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. We reach our customers through the dELiA*s catalog, www.dELiAs.cOm and the dELiA*s retail stores. In fiscal 2002, dELiA*s Direct (which includes the operations of our dELiA*s catalog and our dELiAs.cOm e-commerce site) provided 49% of our consolidated net sales and dELiA*s Retail provided 51%.

        Consolidated Sales.    Apparel sales represented 79% of our fiscal 2002 consolidated net sales. Sales of accessories represented 10% of our fiscal 2002 consolidated net sales. No other product category represented more than 10%.

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

        Catalog and Internet Offerings.    In fiscal 2002, dELiA*s catalog circulation was 34 million. Our distinctive catalogs and dELiAs.cOm Web site include detailed product descriptions and specifications, full color photographs and pricing information. They are designed to create a unique and entertaining shopping experience and to offer customers more than the typical apparel catalog or Web site by combining the feel and editorial flair of a magazine or web/zine with the convenience of at-home shopping.

        We mail our catalogs to persons listed in our proprietary database, as well as to persons from lists rented primarily from other direct mailers to customers with children and high household income. We have recently changed our mailing strategy for catalog requesters so that they receive two mailings. Based on the results of those mailings, we model the customer on a demographic basis that helps us determine the number of additional mailings, which ranges from two to six.

        Retail Stores.    As of February 1, 2003, we operated 68 dELiA*s stores, including six outlet stores, in 22 states. These stores range in size from 2,500 to 5,100 square feet with an average size of approximately 3,700 square feet.

        Our retail stores have point-of-sale terminals that transmit information daily on sales by item, color and size. We evaluate this information, together with merchandise statistics reports, when making merchandising decisions regarding reorders of fast-selling items and merchandise allocations.

        Proprietary Database Development.    We have developed our proprietary customer database primarily through referrals, word-of-mouth, catalog requests, on-line membership programs and targeted classified advertising in selected magazines, including Seventeen and YM. During fiscal 2002, approximately 1.6 million new names were added to our database. As of February 1, 2003, our proprietary database included approximately 14.6 million names, approximately 10.1 million of which have made a purchase or requested a catalog. Our database contains a person's name, gender, residence, presence of children, child's approximate age, family status, household income, credit rating and historical transaction data (including, among other things, referral source, history of orders, payment method, average order size and product purchase information). Whenever possible, we also gather additional demographic data and e-mail addresses. We currently have 1.5 million e-mail recipients of a newsletter that is sent several times per week. We are committed to protecting the privacy of our customers. Our privacy policy is available on our dELiAs.cOm website.

        Contact Center Operations.    We provide our dELiA*s Direct customers with toll-free telephone access as well as around-the-clock fax and web service. Our contact center in Ohio currently has 100 seats, which is expandable to 120. At our peak in the holiday season, our staff currently have the capacity to handle 1,450 calls per hour. Such capacity is expandable to 1,700. Our representatives process orders directly into our management information system.

        Distribution and Fulfillment.    Our customer orders and retail stock shipments are processed through our warehouse and fulfillment center in Hanover, Pennsylvania. For fiscal 2002, we shipped an average of 23,000 units to retail stores and 5,000 customer packages per day from this center. Our busiest shipping days for dELiA*s Retail and Direct involved 50,000 units to retail stores and 14,000 customer packages, respectively. We use an integrated picking, packing and shipping system with a live connection to our direct order entry and retail systems. The system monitors the in-stock status of each item ordered, processes orders and retail stock requests and generates warehouse selection tickets and packing slips for order and retail stock fulfillment operations.

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

        For fiscal 2002, merchandise returns were approximately 17% of shipped sales in our dELiA*s Direct segment and 9% of sales in our dELiA*s Retail segment. Return experience is closely monitored to identify trends in product offerings, product defects and quality issues. As of May 10, 2003, the dELiA*s Direct channel had approximately $700,000 in backorders as compared to approximately $350,000 a year earlier.

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

Employees

        As of February 1, 2003, we had approximately 1,350 full-time and part-time employees. None of our employees are represented by a collective bargaining unit. We consider our relations with our employees to be good.

Risk Factors

        The following principal risk factors should be considered carefully in addition to the other information contained in this report by prospective investors or current stockholders evaluating an investment in our common stock. The risks and uncertainties described below are not the only ones facing our company and our stockholders. Additional risks and uncertainties may also adversely impair our business operations. In addition, actual results of our business could differ materially from those described as a result of the following risk factors and those described in the section entitled "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may need additional capital, which may not be available, and additional capital could dilute stockholders

        Historically, we have financed our business operations primarily through the sale of equity and bank loans. Recently, we received a $16.5 million advance when we entered into a licensing agreement and a $2.7 million equity contribution from an group of our officers and directors, who also provided us with a put option to sell our distribution center. As a result of these transactions, along with a recent amendment to our credit facility and an expected refinancing of our mortgage, we believe that available cash on hand and available borrowings will enable us to maintain our currently planned operations. However, in the event of lower than expected sales or higher than expected expenses or in the event of material changes to our vendor payment terms, it is likely that we would need to raise additional funds to finance our operations. We are currently in compliance with the covenants of our credit agreement with Wells Fargo Retail Finance LLC, as amended, and received a waiver from Allfirst Bank of the financial covenant in our mortgage loan agreement. However, if our business was to deteriorate and we were to fail to comply with the financial covenants under our credit agreement, we may not continue to have access to these sources of funding. Additional debt or equity financing may not be available in sufficient amounts or on terms acceptable to us, or at all, and any equity-based financing may be considered dilutive to our current stockholders.

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

Our historical growth may continue to present operational, management and inventory challenges

        Our historical growth has placed significant demands on our management and other administrative, operational and financial resources. Operation of a greater number of retail stores, expansion into new geographic markets and online expansion may continue to present competitive and merchandising challenges to our existing businesses. Expansion also required further investment in infrastructure and marketing for our direct and retail businesses. Such investments increase our operating expenses, which could have a material adverse effect on the results of our business if anticipated sales do not materialize, and could require us to seek additional capital. There can be no assurance that we would be able to obtain this financing on acceptable terms or at all.

We may be delisted from the NASDAQ stock exchange

        On November 12, 2002, we received notice from The Nasdaq Stock Market that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive days, and, as a result, we did not comply with Marketplace Rule 4450(a)(5). In accordance with the Marketplace Rules, we had until May 12, 2003 to regain compliance. On May 13, 2003 we received notice from The Nasdaq Stock Market that we have not regained compliance and a determination to delist. On May 15, 2003 we requested a hearing to appeal the determination to delist. This request for a hearing has stayed the delisting pending a determination by the Nasdaq Hearing Panel. Pending such determination, our shares will continue to be listed on The Nasdaq National Market. There can be no assurances, however, as to the outcome of any appeal. If our stock were to be delisted, shareholders would be adversely affected by the resulting reduction in liquidity.

Seasonal, cyclical and quarterly fluctuations make it difficult to predict future results.

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

        Our quarterly results may also fluctuate as a result of a number of other factors, including:

  •
  general economic conditions;

  •
  changes in consumer spending patterns;

  •
  levels of competition;

  •
  market acceptance of our merchandise, including new merchandise categories or products introduced;

  •
  opportunities to expand, including the ability to locate and obtain acceptable store sites and lease terms or renew existing leases, and the ability to increase comparable store sales;

  •
  the timing of merchandise deliveries;

  •
  increases in the cost of materials, printing, paper, postage, shipping and labor;

  •
  the timing, quantity and cost of catalog and electronic mailings and response rates to those mailings;

  •
  adverse weather conditions, changes in weather patterns and other factors affecting retail stores;

  •
  changes in the growth rate of Internet usage and online user traffic levels; and

  •
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

We have a limited operating history on which an investor can evaluate our business

        We opened the first full-priced dELiA*s retail store in February 1999, and the majority of our dELiA*s retail stores were opened after fiscal 2000. As a result, we do not have substantial data regarding comparable store sales, which is an important measure of performance for a retail company. Because of our limited history as an operator of retail stores and the limited data available to assess the trends in individual store performance, there can be no assurances of our ability to run these stores profitably. In addition, failure to expand the numbers of dELiA*s retail stores will limit our ability to leverage our infrastructure and would have a material adverse effect on our financial condition and results of operations.

        In addition, we did not begin selling merchandise on the Internet until May 1998.

        As a result of these factors, our future revenues are difficult to forecast. Any shortfall in revenues may have a material adverse effect on our business and would likely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We are party to class action litigation and may continue to be objects of securities class action litigation due to our volatile stock price

        We are currently party to two purported class action litigations. The first was originally filed in two separate complaints in Federal District Court for the Southern District of New York in 1999 against dELiA*s Inc. and certain of its officers and directors. These complaints were consolidated. The consolidated complaint alleges, among other things, that the defendants violated Rule 10b-5 under the Securities Exchange Act of 1934 by making material misstatements and by failing to disclose certain allegedly material information regarding trends in the business during part of 1998. The parties have reached an agreement in principle on a settlement of the action. That agreement has not yet been memorialized and will not become effective until a stipulation of settlement is executed by all parties and finally approved by the Court, after notice is given and an opportunity to object and a hearing has been accorded to all interested parties. On December 9, 2002, the Court entered an Order discontinuing the action ("Order of Discontinuance"), without prejudice to any party to apply to the Court on five days' notice to restore the action to the trial calendar if the settlement is not consummated within 45 days. By Order dated March 19, 2003, the Court extended the Order of Discontinuance until 30 days following the date on which the pending settlement is approved by the Court. The parties are continuing to negotiate over certain terms and conditions of the settlement, and the settlement papers have not been submitted for Court approval. There can be no assurances that the settlement will be completed. The claim and proposed settlement are covered under our insurance policy. However, if the settlement is not completed, we cannot predict the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our business.

        The market price of our common stock has fluctuated in the past and may continue to be volatile. In the past, we and other companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. Additional class action litigation could have material adverse effects on our business.

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

  •
  our key vendors may fail or be unable to expand with us;

  •
  we may lose or cease doing business with one or more key vendors;

  •
  our current vendor terms may be changed to require increased payments in advance of delivery, and we may not be able to fund such payments through our current credit facility; or

  •
  our ability to procure products may be limited.

        A portion of our merchandise is sourced from factories in the Far East and Latin America. These goods will be subject to existing or potential duties, tariffs or quotas that may limit the quantity of some types of goods which may be imported into the United States from countries in those regions. We will increasingly compete with other companies for production facilities and import quota capacity. Sourcing more merchandise abroad will also subject our business to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks and local political issues. Our future performance will be subject to these factors, which are beyond our control. Although a diverse domestic and international market exists for the kinds of merchandise sourced by us, there can be no assurance that these factors would not have a material adverse effect on our results of operations. We believe that alternative sources of supply would be available in the event of a supply disruption in one or more regions of the world. However, we do not believe that, under current circumstances, entering into committed alternative supply arrangements is warranted, and there can be no assurance that alternative sources would in fact be available at any particular time.

Our chief executive officer holds substantial equity in the company and may use his influence in ways that are not consistent with the interests of other stockholders

        Stephen I. Kahn, our Chief Executive Officer, holds or has the right to vote in the aggregate approximately 27% of our Class A common stock, net of treasury stock and stock held by subsidiaries. Accordingly, Mr. Kahn may have substantial influence over the company and may exercise his influence in ways that might not be consistent with the interests of other stockholders.

We may have difficulty attracting and retaining key personnel

        Our success will depend on the continued service of our key senior management personnel. Loss of the services of our senior management personnel, including Stephen I. Kahn, Chairman of our board of directors and Chief Executive Officer and Evan Guillemin, Chief Financial Officer, or other key employees would have a material adverse effect on our business.

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

        We cannot assure you that we will be able to compete successfully with these companies or that competitive pressures will not materially and adversely affect our business. We believe that our ability to compete depends upon many factors, including the following:

  •
  the consumer acceptance of our product offerings;

  •
  the success of our brand building and sales and marketing efforts;

  •
  the performance, price and reliability of products developed by us or our competitors; and

  •
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

We may become subject to currency, political, tax and other uncertainties as we expand internationally

        We distribute our dELiA*s catalogs in Japan and Canada and plan to explore distribution opportunities in other international markets. Our dELiAs.cOm Web site are visited by a global audience. Our international business is subject to a number of risks of doing business abroad, including:

  •
  the impact of recessions in economies outside the United States;

  •
  regulatory and political changes in foreign markets;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potential limits on the use of some of our vendors' trademarks outside the United States;

  •
  exposure to potentially adverse tax consequences or import/ export quotas;

  •
  inconsistent quality of merchandise and disruptions or delays in shipping; and

  •
  difficulties in developing customer lists and marketing channels.

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

We are subject to certain risks in connection with our dELiAs.com website

        There are certain risks and difficulties that we may encounter as a company in the new and rapidly evolving e-commerce market. These risks include our ability to:

  •
  maintain and enhance our systems to support growth of operations and increasing user traffic;

  •
  retain existing customers, attract new customers and maintain customer satisfaction;

  •
  minimize technical difficulties, system downtime, security issues and the effect of Internet brown-outs;

  •
  respond to technological changes in the industry; and

  •
  respond to changes in government regulation.

        If we do not successfully manage these risks, our business could be materially adversely affected. We cannot assure you that we will successfully address these risks or that our Internet business strategy will be successful.

Item 2. Properties

        The following table sets forth information regarding the principal facilities, excluding retail stores, that we used during fiscal 2002. Except for the property in Hanover, PA, which we own, all such facilities are leased. We believe our facilities are well maintained and in good operating condition.

Location	Use	Appr. Sq. Footage	Lease Expiration Date
New York, NY	Corporate offices	45,000	2007	*
Hanover, PA	Warehouse, fulfillment and distribution center	400,000	—
Westerville, OH	Contact center	15,000	2007
Hayward, CA	Storybook Heirlooms distribution center	33,000	2003	@
New York, NY	iTurf offices	25,000	2011	^
Long Island City, NY	Call center	25,000	2009	¥

*
We are currently negotiating to terminate the lease covering a portion (14,000 square feet) of this space or to sublet such space.
@
This lease was terminated and the premises surrendered as of 3/14/02.
^
This lease was terminated and the premises surrendered as of 1/31/03
¥
We are currently negotiating to terminate this lease or to sublet the space.

Item 3. Legal Proceedings

        In 1999, two separate purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York by Allain Roy on June 1, 1999 and by Lorraine Padgett on June 3, 1999. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 29, 2001. By order dated December 10, 2001, the court certified the class. We filed our answer to the consolidated amended complaint in February 2002 and merit discovery was completed in May 2002 and all other discovery was completed in September 2002. The parties have reached an agreement in principle on a settlement of the action. That agreement has not yet been memorialized and will not become effective until a stipulation of settlement is executed by all parties and finally approved by the Court, after notice is given and an opportunity to object and a hearing has been accorded to all interested parties. On December 9, 2002, the Court entered an Order discontinuing the action ("Order of Discontinuance"), without prejudice to any party to apply to the Court on five days' notice to restore the action to the trial calendar if the settlement is not consummated within 45 days. By Orders dated January 17, January 30 and March 19, 2003, the Court extended the Order of Discontinuance until 30 days following the date on which the pending settlement is approved by the Court. The parties are continuing to negotiate over certain terms and conditions of the settlement, and the settlement papers have not been submitted for Court approval. There can be no assurances that the settlement will be completed. The claim and proposed settlement are covered under our insurance policy. However, if the settlement is not completed, we cannot predict the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our business.

        Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., a partly-owned subsidiary of dELiA*s Inc. at the time, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. On March 5, 2001, we answered that complaint, asserted affirmative defenses and separately moved to strike certain allegations. Also on March 5, 2001, we moved to dismiss the complaint. On January 15, 2002, all parties entered into a stipulation and agreement of compromise, settlement and release which became a final order in May 2002. Pursuant to the settlement, we issued one million shares of dELiA*s Class A common stock, substantially all of which have been distributed to the members of the class. The total $6.3 million value of the non-cash settlement was recorded as a charge in the fourth quarter of fiscal 2001.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

        Our Class A common stock trades on the NASDAQ National Market under the symbol DLIA. The following table sets forth the high and low sales prices of our Class A common stock as reported by NASDAQ for the periods indicated. These quotations reflect interdealer prices without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended February 2, 2002
1st Quarter	$5.250	$2.281
2nd Quarter	8.000	2.950
3rd Quarter	7.100	3.600
4th Quarter	8.050	4.900
Fiscal year ended February 1, 2003
1st Quarter	$8.100	$5.500
2nd Quarter	7.450	2.950
3rd Quarter	3.480	0.300
4th Quarter	1.000	0.230

        On April 28, 2003, there were approximately 600 holders of record of our common stock and approximately 8,000 beneficial owners of our common stock.

        Because the bid price of our common stock has closed at less than $1.00 per share for an extended period of time, we recently received a determination to delist from The Nasdaq Stock Market and requested an appeal hearing. This request for a hearing has stayed the delisting pending a determination by the Nasdaq Hearing Panel. Pending such determination, our shares will continue to be listed on The Nasdaq National Market.

Dividend Information

        Since inception, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement prohibits us from paying dividends.

Sales of Unregistered Securities in the Fourth Quarter of Fiscal 2002

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

	Fiscal 1998	Fiscal 1999	Fiscal 2000	Fiscal 2001	Fiscal 2002
		(in thousands, except per share data)
Statement of Operations Data:
Net sales	$158,364	$190,772	$215,065	$143,728	$137,632
Cost of sales	78,368	108,148	119,258	75,918	84,780

Gross profit	79,996	82,624	95,807	67,810	52,852
Selling, general and administrative expenses	71,711	124,339	155,503	84,630	84,181
Merger, restructuring and finance charges	—	23,668	29,205	4,975	68
Facility relocation and corporate severance	—	—	—	—	2,392
Merger settlement charge	—	—	—	6,335	—
Gain on subsidiary IPO and sale of subsidiary stock	—	(78,117)	—	—	—
Minority interest	—	(4,865)	(20,812)	—	—
Other (income) expense, net	(962)	(2,429)	(316)	(482)	589

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	9,247	20,028	(67,773)	(27,648)	(34,378)
Provision for income taxes	3,405	9,070	11,942	—	—

Net income (loss) before extraordinary item and cumulative effect of change in accounting principle	5,842	10,958	(79,715)	(27,648)	(34,378)
Extraordinary item(1)	—	—	—	(803)	—
Cumulative effect of change in accounting principle(2)	—	—	—	—	15,383

Net income (loss)	$5,842	$10,958	$(79,715)	$(28,451)	$(18,995)

Net income (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$0.25	$0.45	$(2.98)	$(0.68)	$(0.76)

Diluted	$0.24	$0.42	$(2.98)	$(0.68)	$(0.76)

Net income (loss) per share:
Basic	$0.25	$0.45	$(2.98)	$(0.70)	$(0.42)

Diluted	$0.24	$0.42	$(2.98)	$(0.70)	$(0.42)

Shares used in the per share calculations:
Basic	23,631	24,550	26,744	40,604	45,430

Diluted	24,555	26,377	26,744	40,604	45,430

Balance Sheet Data at end of fiscal year:
Cash and cash equivalents	$10,981	$25,117	$10,302	$28,111	$124
Working capital (deficit)	25,480	83,952	14,082	27,378	(8,181)
Total assets	82,144	184,040	85,043	82,432	56,964
Long-term debt and capital leases	—	6,756	4,770	3,695	142
Total stockholders' equity	63,607	82,921	20,156	37,457	21,018

(1)
Loss on early extinguishment of debt. We expect to reclassify this to operations in fiscal 2003..See Comparison of Fiscal 2001 and 2002.

(2)
Write-off of negative goodwill in connection with our adoption of SFAS 142. See Comparison of Fiscal 2001 and 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with "Item 6—Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. Except for the historical information presented, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and under "Item 1—Business—Risk Factors," as well as those discussed elsewhere in this report.

        We are a multichannel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. We reach our customers through the dELiA*s catalog, www.dELiAs.cOm and the dELiA*s retail stores.

        Facility Relocation and Corporate Severance.    During fiscal 2002, we recorded charges of approximately $1.8 million related to our decision to relocate our contact center from Long Island City, New York to Columbus, Ohio and $600,000 for severance related to a corporate cost-cutting initiative.

        Restructuring.    During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The restructuring of our businesses was substantially completed in fiscal 2001. In connection with these initiatives, we recorded significant charges during fiscal 2000 and 2001. During fiscal 2002, we recorded an additional net charge of $68,000 related to final lease settlements for our discontinued non-core businesses. As of February 1, 2003, approximately $900,000 remains accrued for future lease obligations relating to our restructuring initiatives. We expect this amount to be paid in full during fiscal 2003.

        Impairment and Other Non-cash Charges Relating to Property and Equipment.    For fiscal 2002, selling, general and administrative expenses included a charge of approximately $2.0 million relating to the write-down to fair value of tangible assets at eight dELiA*s retail stores. In addition, we recorded a charge in connection with our fiscal 2002 facility relocation of approximately $900,000 relating to the write-off of leasehold improvements at the closed facility.

        Critical Accounting Policies Involving Estimates.    Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies currently affect our financial condition and results of operations:

  •
  Revenue Recognition—Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date. Such estimates are based on historical return timing and rates.

  •
  Catalog Costs—Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expenses relating to capitalized advertising costs be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues, based on our budgets, for that catalog cost pool.

  •
  Merchandise Inventories—Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or estimated net realizable value based on market conditions.

  •
  Long-Lived Assets—In accordance with the SFAS No. 144, we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when the anticipated cash flows expected to be generated by the asset, based on our detailed projections, are less than its carrying amount. The impairment charge is the amount required to bring the carrying value to the fair value based on expected future discounted cash flows. For fiscal 2002, selling, general and administrative expenses included a charge of approximately $2.0 million relating to the write-down to fair value of tangible assets at eight dELiA*s retail stores.

        Recent Accounting Pronouncements—In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" to amend or clarify accounting guidance related to gains and losses from extinguishment of debt and other topics. Upon adoption of SFAS 145 as of the beginning of fiscal 2003, we will be required to reclassify a pre-tax extraordinary loss of approximately $800,000 recognized in fiscal 2001 to a non-extraordinary expense category. The adoption of SFAS 145 is not expected to have any other material effect on our consolidated position or results of operations.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of items from our Consolidated Statements of Operations to net sales. Any trends reflected by the following table may not be indicative of future results.

	Percentage of Net Sales
	Fiscal 2000	Fiscal 2001	Fiscal 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.4	52.8	61.6

Gross profit	44.6	47.2	38.4
Selling, general and administrative expenses	72.3	58.9	61.2
Merger, restructuring and finance charges	13.6	3.4	0.1
Facility relocation and corporate severance	—	—	1.7
Merger settlement charge	—	4.4	—
Minority interest	(9.7)	—	—
Interest and other (income) expense, net	(0.1)	(0.3)	0.4

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(31.5)	(19.2)	(25.0)
Provision for income taxes	5.6	—	—

Net loss before extraordinary item and cumulative effect of change in accounting principle	(37.1)	(19.2)	(25.0)
Extraordinary item	—	(0.6)	—
Cumulative effect of change in accounting principle	—	—	11.2

Net loss	(37.1)%	(19.8)%	(13.8)%

Comparison of Fiscal Years 2001 and 2002

        Net Sales.    Net sales decreased approximately $6.1 million from $143.7 million in fiscal 2001 to $137.6 million in fiscal 2002. The decrease reflects divestitures of non-core businesses. Net sales in our core dELiA*s business remained essentially flat, with increases in dELiA*s Retail sales almost offsetting decreases at dELiA*s Direct. Despite a disappointing reception to our second half assortment, Retail segment sales increased 28% due to new store openings, partially offset by comparable store sales declines. Direct segment sales decreased 19% due, in part, to a decrease in catalog circulation as well as disappointing response to our second half catalog mailings and online offerings.

        Gross Profit.    Gross profit margin decreased from 47.2% in fiscal 2001 to 38.4% in fiscal 2002 with declines in both segments of our business. The decline was primarily driven by more promotional clearance activity at Retail and lower pricing in our catalogs and online as compared to the prior year. In addition, to address overstock inventory issues resulting from poor inventory delivery and planning and weak back half sales, we executed significant inventory liquidations and recorded significant obsolescence reserves in the second half of the year. Higher transportation expense on goods sourced from overseas also contributed to the margin decline. We expect our margins to improve as we negotiate better inventory terms and sourcing arrangements and implement better inventory planning procedures.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased from $84.6 million in fiscal 2001 to $84.2 million in fiscal 2002. Selling, general and administrative expenses increased as a percentage of net sales, from 58.9% in fiscal 2001 to 61.2% in fiscal 2002. Elimination of operating expenses relating to our discontinued non-core businesses resulted in a decrease of approximately $12.4 million. Such declines were offset in part by an increase in operating expenses at our core dELiA*s business. At dELiA*s Retail, increases of $10.6 million primarily related to the continued expansion of our store base as well as $2.9 million of non-cash asset impairment charges. Decreases of $8.5 million at dELiA*s Direct related primarily to reduced catalog circulation and an increased percentage of online orders. Depreciation and amortization expenses increased approximately $4.7 million in connection with our adoption of SFAS 142 and continued capital expenditures for store buildout, while non-cash compensation and other corporate expenses decreased $1.3 million in part due to corporate cost-cutting initiatives.

        Merger, Restructuring and Finance Charges.    During fiscal 2001, we recorded charges of $4.4 million as we substantially completed the sale or shut down of our non-core businesses. In addition, a $600,000 finance charge in fiscal 2001 related to the early termination of an interest rate swap that was tied to our distribution facility mortgage. During fiscal 2002, we recorded an additional net charge of $68,000 related to final lease settlements for our discontinued non-core businesses.

        Facility Relocation and Corporate Severance.    During fiscal 2002, we recorded charges of approximately $1.8 million related to our decision to relocate our contact center from Long Island City, New York to Columbus, Ohio and $600,000 for severance related to a corporate cost-cutting initiative.

        Merger Settlement Charge.    During fiscal 2001, we recorded a $6.3 million charge for the non-cash settlement of a merger-related class action suit.

        Interest and other (income) expense, net.    For fiscal 2002, net interest expense of $600,000 related primarily to our credit agreement and other debt. For fiscal 2001, net interest income of $500,000 related primarily to our cash balances.

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

        Cumulative Effect of Change in Accounting Principle.    In connection with our adoption of SFAS 142, we recorded a $15.4 million cumulative effect of change in accounting principle which represented the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc.

Comparison of Fiscal Years 2000 and 2001

        Net Sales.    Net sales decreased approximately $71.4 million from $215.1 million in fiscal 2000 to $143.7 million in fiscal 2001. The decrease was primarily due to the impact of divestitures of non-core businesses. Net sales in our core dELiA*s business decreased 2% with a 13% decrease in dELiA*s Direct and a 20% increase at dELiA*s Retail. The decrease at Direct can be attributed to the economic environment as well as sporadic mail delays and mail disruptions that delayed the in-home date of our key holiday mailing in many of our major markets. The increase at Retail is a function of our store expansion. However, comp store sales declined as a result of decreased mall traffic, particularly in the Northeast where the majority of our stores are located.

        Gross Profit.    Gross profit margin increased from 44.6% in fiscal 2000 to 47.2% in fiscal 2001 primarily as a result of the elimination of lower margin non-core businesses. Gross profit margin for our core dELiA*s business remained essentially flat.

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

        Interest and other (income) expense, net.    Net interest and other income was $300,000 in fiscal 2000 and $500,000 in fiscal 2001. The fiscal 2000 income was offset, in part, by a one-time loss on an investment in an Internet business.

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

	Fiscal Quarter Ended
	May 5, 2001	Aug. 4, 2001	Nov. 3, 2001	Feb. 2, 2002	May 4, 2002	Aug. 3, 2002	Nov. 2, 2002	Feb. 1, 2003
	(in thousands, except per share data)
Net sales	$36,231	$25,955	$32,503	$49,039	$28,770	$26,154	$32,904	$49,804
Cost of sales	19,682	14,713	16,488	25,035	15,463	15,645	21,344	32,328

Gross profit	16,549	11,242	16,015	24,004	13,307	10,509	11,560	17,476
Selling, general and administrative expenses	24,462	17,673	18,434	24,061	17,564	17,429	20,445	28,743
Restructuring and finance charges	384	4,591	—	—	—	—	—	68
Facility relocation and corporate severance	—	—	—	—	—	—	1,601	791
Merger settlement charge	—	—	—	6,335	—	—	—	—
Interest and other expense (income), net	2	(46)	(71)	(367)	12	96	201	280

Net loss before extraordinary item and cumulative effect of change in accounting principle	(8,299)	(10,976)	(2,348)	(6,025)	(4,269)	(7,016)	(10,687)	(12,406)
Extraordinary item	—	—	(803)	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	15,383	—	—	—

Net (loss) income	$(8,299)	$(10,976)	$(3,151)	$(6,025)	$11,114	$(7,016)	$(10,687)	$(12,406)

Basic and diluted net loss per share:
Before extraordinary item and cumulative effect of change in accounting	$(0.23)	$(0.28)	$(0.05)	$(0.14)	$(0.09)	$(0.15)	$(0.23)	$(0.27)
Extraordinary item	—	—	(0.02)	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	0.34	—	—	—

Net (loss) income	$(0.23)	$(0.28)	$(0.07)	$(0.14)	$0.25	$(0.15)	$(0.23)	$(0.27)

	Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.3	56.7	50.7	51.1	53.7	59.8	64.9	64.9

Gross profit	45.7	43.3	49.3	48.9	46.3	40.2	35.1	35.1
Selling, general and administrative expenses	67.5	68.1	56.7	49.1	61.1	66.6	62.1	57.7
Restructuring and finance charges	1.1	17.7	—	—	—	—	—	0.1
Facility relocation and corporate severance	—	—	—	—	—	—	4.9	1.6
Merger settlement charge	—	—	—	12.9	—	—	—	—
Interest and other expense (income), net	0.0	(0.2)	(0.2)	(0.8)	0.0	0.4	0.6	0.6

Net loss before extraordinary item and cumulative effect of change in accounting principle	(22.9)	(42.3)	(7.2)	(12.3)	(14.8)	(26.8)	(32.5)	(24.9)
Extraordinary item	—	—	(2.5)	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	53.4	—	—	—

Net (loss) income	(22.9)%	(42.3)%	(9.7)%	(12.3)%	38.6%	(26.8)%	(32.5)%	(24.9)%

Liquidity and Capital Resources

        As shown in the accompanying statements of operations and cash flows, we have incurred net losses and negative cash flows from operations in each of the last three fiscal years. Recently, we have undertaken cost-cutting efforts, including headcount reductions, and completed several financing initiatives, and continue to work at others, as described below.

        In February 2003, we entered into an agreement with JLP Daisy LLC, an affiliate of Schottenstein Stores, to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories. Group 3 Design Corp., a leading brand management firm, has been retained to manage these licensing activities, which will focus on the distribution of dELiA*s products primarily in mid- and upper-tier department stores. We received a $16.5 million cash advance against future royalties from the licensing ventures. Once JLP Daisy recoups its advance plus a preferred return, the Company will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is 10 years, which is subject to extension under specified circumstances. The master license agreement may be terminated early under certain circumstances, including at the option of the Company upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products. In addition, the Company granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. In connection with the engagement of Group 3 Design as brand manager, an executive of Group 3 Design received a warrant to purchase 50,000 shares of our Class A Common Stock.

        We are currently subject to certain covenants under our mortgage loan agreement relating to our distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for an adjustment in our payment schedule. The principal balance of $3.0 million as of February 1, 2003 is scheduled to be paid in full by August 2003. We are currently considering several options with respect to the mortgage, including a refinancing and other transactions, including a sale-leaseback that would enable us to satisfy our obligations. We expect to complete these efforts prior to the final payment date. If we do not finalize an arrangement by that time, it is likely that we will exercise a put option to sell the facility, which is being provided to us by a group of our officers and directors, and continue to use the facility under a new lease arrangement.

        During and subsequent to fiscal 2002, we signed several amendments to our credit facility with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company. In order to facilitate these amendments, we incurred normal fees and, in one case, we repaid a significant portion of our outstanding loan. The most recent amendment, which was effective April 29, 2003, among other changes, extended the life of the agreement to April 2006 and, in an effort to reduce our unused fees, reduced our revolving line of credit limit from $25 million to $20 million (which we retain the right to increase to $25 million in the first eighteen months at our option). The credit line is secured by our assets and borrowing availability fluctuates based on inventory levels. The April 2003 amendment increased the advance rate based on inventory value and also expanded the borrowing base to include certain receivables. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our capital expenditures. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 25 basis points or at the LIBOR Rate plus 250 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. As of February 1, 2003, the outstanding balance on our Wells Fargo credit facility, which was classified as a current liability, was $3.9 million, outstanding letters of credit were $3.7 million and unused available credit was $2.1 million.

        In May 2003, we received an equity infusion of $2.7 million from a group of our directors and officers. In addition to the equity transaction, the investing group provided us with a put option that would require them to purchase, but would not require us to sell, our Hanover distribution facility for an agreed-upon price that would allow us to satisfy our outstanding mortgage. This put option is intended to provide us with an alternative means of satisfying the mortgage in case we are not able to refinance, extend or otherwise satisfy the mortgage such as through a sale-leaseback arrangement. In consideration for the grant of the put option, the investors received warrants, exercisable for an aggregate 600,000 shares of our stock at $0.37 per share.

Cash Requirements Related to Operations

        As a result of our recent licensing arrangement, credit facility amendments and equity infusion, as well as our expected mortgage transaction or distribution facility sale, we believe that our cash on hand and cash expected to be generated from operations, together with the funds available under our credit agreement, will be sufficient to meet our cash requirements in the year ahead. However, our future capital requirements will depend on numerous factors, including, without limitation, the successful turnaround of sales and profit margin performance of both of our operating segments. Additional funds, if required, may not be available to us on favorable terms or at all.

Certain Information Concerning Contractual Obligations

        The following is a summary of our contractual obligations and commitments as of February 1, 2003 and the timing of related future payments. Note that we do not have any purchase obligations and our other long-term liabilities are not included as they are primarily non-cash liabilities relating to our retail rents. In addition, the outstanding balance under our credit facility, which is classified as a current liability, is not included due to its nature as a revolving facility that does not have a specific repayment schedule.

	Fiscal 2003	Fiscal 2004 and 2005	Fiscal 2006 and 2007	Fiscal 2008 and thereafter	Total
Mortgage	$3,000,000	—	—	—	$3,000,000
Capital leases	600,000	$100,000	—	—	700,000
Operating leases	10,400,000	19,200,000	$18,100,000	$26,700,000	74,400,000

Total	$14,000,000	$19,300,000	$18,100,000	$26,700,000	$78,100,000

Sources and Uses of Cash in Fiscal 2002 and 2001

        Cash used by operations was $16.5 million in fiscal 2002 compared to $15.6 million in fiscal 2001. The increase primarily relates to higher operating losses offset in part by changes in working capital balances.

        During fiscal 2002, we used $10.9 million for capital expenditures, our only investing activities. During fiscal 2001, investing activities provided $6.5 million, primarily relating to net proceeds from our investments offset by capital expenditures and to the cash proceeds and payments relating to our non-core businesses. During fiscal 2003, we expect to make capital expenditures of approximately $400,000, primarily for store improvements and computer equipment.

        Financing activities were not significant in fiscal 2002. In fiscal 2001, financing activities provided cash of $26.9 million, which primarily relates to the June 2001 sale of 5.74 million shares of our Class A common stock and stock option exercises.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Our variable-rate mortgage arrangement and our credit facility expose us to changes in interest rates. Based on our outstanding balances of $3.0 million and $3.9 million, respectively, at February 1, 2003, a hypothetical 100 basis point increase in interest rates would cause an increase in our annual interest expense of approximately $69,000. However, the amount of our variable rate debt, and therefore our sensitivity to market interest rates, can fluctuate significantly as a result of changes in the amount our outstanding credit facility indebtedness.

Item 8. Financial Statements and Supplementary Data

        See Item 15 of Part IV of this report.

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

Item 14. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14 (c) under the Securities and Exchange Act of 1934). This evaluation took place as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Controls

        Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statements, and Reports on Form 8-K

  (a)
  See Index to Financial Statements on page F-1.

    All schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

  (b)
  We filed a current report on Form 8-K on December 13, 2002 copying information originally filed on Form 8-K on October 30, 2002, in connection with (i) Amendment No. 1 to the Employment Agreement Between Registrant and Andrea Weiss dated October 17, 2002 and (ii) the second Amendment to Loan and Security Agreement with Wells Fargo Retail Finance, LLC, dated October 21, 2002. No financial statements were filed with this Form 8-K.

  (c)
  See Exhibit Index immediately following Signature Page and Certifications.

dELiA*s CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of dELiA*s Corp.

        We have audited the accompanying consolidated balance sheets of dELiA*s Corp. (the "Company") as of February 2, 2002 and February 1, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ending February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of dELiA*s Corp. as of February 2, 2002 and February 1, 2003and the consolidated results of the Company's operations and cash flows for each of the three fiscal years in the period ending February 1, 2003 in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective February 3, 2002.

        ERNST & YOUNG LLP

New York, New York
April 29, 2003, except for the 1st paragraph of Note 10 and the 3rd paragraph of Note 15, as to which the date is May 12, 2003

dELiA*s CORP.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 2, 2002 AND FEBRUARY 1, 2003
(in thousands, except share and per share data)

	February 2, 2002	February 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,111	$124
Restricted cash	3,475	3,655
Merchandise inventories	14,640	16,770
Prepaid expenses and other current assets	5,651	3,989

Total current assets	51,877	24,538
PROPERTY AND EQUIPMENT, NET	30,208	32,049
OTHER ASSETS	347	377

TOTAL ASSETS	$82,432	$56,964

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,297	$18,612
Liabilities due to customers	4,824	5,702
Accrued restructuring	2,210	930
Bank loan payable	4,571	3,912
Current portion of long-term debt and capital leases	597	3,563

Total current liabilities	24,499	32,719
LONG-TERM DEBT AND CAPITAL LEASES	3,695	142
OTHER LONG-TERM LIABILITIES	1,398	3,085
EXCESS OF FAIR VALUE OVER PURCHASE PRICE	15,383	—
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; Authorized shares—1,000,000; Issued shares—none	—	—
Class A common stock, par value $.01 per share; Authorized shares—100,000,000; Issued shares—46,169,912 and 47,502,811, respectively (including 1,685,580 in treasury)	462	475
Class B common stock, par value $.01 per share; Authorized shares—12,500,000; Issued shares—11,425,000 (all in treasury)	114	114
Additional paid-in capital	136,668	138,475
Less common stock in treasury, at cost	(11,041)	(11,041)
Deferred compensation	(870)	(134)
Retained deficit	(87,876)	(106,871)

Total stockholders' equity	37,457	21,018

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,432	$56,964

See notes to consolidated financial statements.

dELiA*s CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEARS 2000, 2001 AND 2002
(in thousands, except per share data)

	Fiscal
	2000	2001	2002
NET SALES	$215,065	$143,728	$137,632
COST OF SALES	119,258	75,918	84,780

GROSS PROFIT	95,807	67,810	52,852
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	155,503	84,630	84,181
MERGER, RESTRUCTURING AND FINANCE CHARGES	29,205	4,975	68
FACILITY RELOCATION AND CORPORATE SEVERANCE	—	—	2,392
MERGER SETTLEMENT CHARGE	—	6,335	—
INTEREST AND OTHER (INCOME) EXPENSE, NET	(316)	(482)	589
MINORITY INTEREST	(20,812)	—	—

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(67,773)	(27,648)	(34,378)
PROVISION FOR INCOME TAXES	11,942	—	—

NET LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(79,715)	(27,648)	(34,378)
EXTRAORDINARY ITEM	—	(803)	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	15,383

NET LOSS	$(79,715)	$(28,451)	$(18,995)

BASIC AND DILUTED NET LOSS PER SHARE:
BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(2.98)	$(0.68)	$(0.76)
EXTRAORDINARY ITEM	—	(0.02)	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	0.34

NET LOSS	$(2.98)	$(0.70)	$(0.42)

See notes to consolidated financial statements.

dELiA*s CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FISCAL YEARS 2000, 2001 AND 2002
(in thousands, except share data)

	dELiA*s Inc. Common Stock		dELiA*s Corp. Class A Common		dELiA*s Corp. Class B Common
							Additional Paid-In Capital	Treasury Stock	Deferred Comp.	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 29, 2000	14,914,472	$149	—	—	—	—	$80,216	$(17,734)	—	$20,290	$82,921
Common stock issuance for acquisitions	168,039	2	—	—	—	—	(2)	—	—	—	—
Subsidiary stock issuance for acquisition	—	—	—	—	—	—	2,802	—	—	—	2,802
Restricted stock issuance, net	1,628,775	16	(87,978)	$(1)	—	—	2,760	—	$(3,784)	—	(1,009)
Merger adjustments	(16,714,786)	$(167)	38,353,738	384	11,425,000	$114	5,477	7,516	(499)	—	12,825
Deferred compensation	—	—	—	—	—	—	—	—	3,115	—	3,115
Stock option exercises	3,500	—	1,275	—	—	—	40	—	—	—	40
Stock repurchases	—	—	—	—	—	—	—	(823)	—	—	(823)
Net loss	—	—	—	—	—	—	—	—	—	(79,715)	(79,715)

BALANCE, FEBRUARY 3, 2001	—	—	38,267,035	383	11,425,000	114	91,293	(11,041)	(1,168)	(59,425)	20,156
Common stock issuance for offering	—	—	5,740,000	58	—	—	29,459	—	—	—	29,517
Common stock issuance for acquisition	—	—	1,315,271	13	—	—	6,591	—	—	—	6,604
Common stock issuance for settlement	—	—	—	—	—	—	6,335	—	—	—	6,335
Restricted stock issuance, net	—	—	(70,308)	(1)	—	—	249	—	(979)	—	(731)
Deferred compensation	—	—	—	—	—	—	—	—	1,277	—	1,277
Stock option activity	—	—	917,914	9	—	—	2,741	—	—	—	2,750
Net loss	—	—	—	—	—	—	—	—	—	(28,451)	(28,451)

BALANCE, FEBRUARY 2, 2002	—	—	46,169,912	462	11,425,000	114	136,668	(11,041)	(870)	(87,876)	37,457
Common stock issuance for settlement of lawsuit	—	—	1,000,000	10	—	—	(10)	—	—	—	—
Common stock issuance for acquisition	—	—	197,835	2	—	—	1,498	—	—	—	1,500
Common stock issuance forearly termination of lease	—	—	100,000	1	—	—	41	—	—	—	42
Stock option exercises	—	—	297,877	3	—	—	899	—	—	—	902
Restricted stock issuance, net	—	—	(262,813)	(3)	—	—	(621)	—	181	—	(443)
Deferred compensation	—	—	—	—	—	—	—	—	555	—	555
Net loss	—	—	—	—	—	—	—	—	—	(18,995)	(18,995)

BALANCE, FEBRUARY 1, 2003	—	—	47,502,811	$475	11,425,000	$114	$138,475	$(11,041)	$(134)	$(106,871)	$21,018

See notes to consolidated financial statements.

dELiA*s CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED FEBRUARY 3, 2001, FEBRUARY 2, 2002 AND FEBRUARY 1, 2003
(in thousands)

	Fiscal
	2000	2001	2002
OPERATING ACTIVITIES:
Net loss before extraordinary item and cumulative effect of change in accounting principle	$(79,715)	$(27,648)	$(34,378)
Adjustments to reconcile net loss before extraordinary item and cumulative effect of change in accounting principle to net cash used in operating activities:
Depreciation and amortization	11,494	1,493	6,226
Merger, restructuring and finance charges	32,523	4,975	68
Merger settlement charge	—	6,335	—
Asset impairment	—	—	2,918
Valuation allowance for deferred tax assets	19,768	—	—
Non-cash compensation expense related to restricted stock	4,561	1,277	591
Other non-cash corporate charges	1,651	—	—
Minority interest	(20,812)	—	—
Deferred taxes	(7,495)	—	—
Amortization of investments	(524)	(12)	—
Changes in operating assets and liabilities:
Merchandise inventories	2,413	3,520	(2,130)
Prepaid expenses and other current assets	4,769	3,747	1,220
Other assets	331	57	(85)
Current liabilities	(5,984)	(10,190)	7,386
Long-term liabilities	110	885	1,687

Net cash used in operating activities	(36,910)	(15,561)	(16,497)
INVESTING ACTIVITIES:
Capital expenditures	(10,804)	(5,855)	(10,930)
Purchase of investment securities	(24,282)	—	—
Proceeds from the maturity of investment securities	56,699	11,036	—
Proceeds from sales of businesses	2,289	3,783	—
Acquisitions, net of cash acquired	174	(2,500)	—

Net cash provided by (used in) investing activities	24,076	6,464	(10,930)
FINANCING ACTIVITIES:
Net proceeds from common stock offering	—	29,517	—
Increase in restricted cash	—	(3,475)	(180)
Charges related to changes in financing arrangements	—	(606)	—
Exercise of stock options	75	2,692	866
Acquisition of treasury stock	(823)	—	—
Net (repayments) borrowings under line of credit agreements	(639)	2,210	(659)
Principal payments on long-term debt and capital lease obligations	(594)	(2,629)	(587)

Net cash (used in) provided by financing activities before extraordinary item	(1,981)	27,709	(560)
Net cash used by extraordinary item	—	(803)	—

Net cash (used in) provided by financing activities	(1,981)	26,906	(560)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,815)	17,809	(27,987)
CASH AND CASH EQUIVALENTS, BEGINNING	25,117	10,302	28,111

CASH AND CASH EQUIVALENTS, END	$10,302	$28,111	$124

See notes to consolidated financial statements.

dELiA*s CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 1, 2003

1.     BUSINESS AND BASIS OF PRESENTATION

        We are a multichannel retailer that markets apparel, accessories and home furnishings to teenage girls and young women. We reach our customers through the dELiA*s catalog, www.dELiAs.cOm and the dELiA*s retail stores.

        As shown in the accompanying statements of operations and cash flows, we have incurred net losses and negative cash flows from operations in each of the last three fiscal years. Recently, we have undertaken cost-cutting efforts, including headcount reductions, and completed several financing initiatives, and continue to work at others, which are described in Notes 10 and 15 below.

        On November 20, 2000, dELiA*s Inc. and its 54%-owned, Internet-focused subsidiary iTurf Inc. were recombined through the merger of dELiA*s Inc. into a wholly-owned subsidiary of iTurf. We issued 1.715 shares of iTurf Class A common stock to dELiA*s Inc. stockholders for each outstanding share of dELiA*s Inc. common stock surrendered in the merger. All outstanding dELiA*s Inc. options and shares of restricted stock were converted at the same exchange ratio. We renamed the parent company of the recombined business dELiA*s Corp. Because the former stockholders of dELiA*s Inc. owned more than 50% of dELiA*s Corp. after the merger, the transaction was accounted for as a "reverse acquisition" by dELiA*s Inc. of the minority interest in iTurf. In connection with the merger, deferred tax liabilities relating to earlier issuances of iTurf common stock were eliminated and the remaining net deferred tax asset was reserved with a fiscal 2000 tax charge (see Note 14) of $19.8 million. The excess of the net assets acquired over the merger consideration, after the writeoff of the minority interest proportionate percentage of iTurf's noncurrent assets and an adjustment relating to our fiscal 2000 restructuring initiatives (see Note 5), was recorded as $20.1 million of "excess of fair value over purchase price" for amortization over five years. During fiscal 2002, the remaining balance of this negative goodwill was written-off in connection with our adoption of SFAS 142. (See Note 2—Goodwill and Other Intangible Assets.)

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Fiscal Year—Our fiscal year is the period of 52 or 53 weeks ended on the Saturday closest to January 31 following the corresponding calendar year. References in this report to "fiscal 2002" mean the period from February 2, 2002 to February 1, 2003. References in this report to "fiscal 2001" mean the period from February 4, 2001 to February 2, 2002. References in this report to "fiscal 2000" mean the period from January 30, 2000 to February 3, 2001.

        Principles of Consolidation—Our consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which, except iTurf, were wholly-owned for all periods presented. For the period that iTurf was not wholly-owned, the accounts of iTurf were included in the consolidated financial statements with the outside ownership of iTurf reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our financial statements and footnotes thereto. Actual results could differ from those estimates.

        Concentration of Credit Risk—Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments. We maintain cash and cash equivalents with high quality financial institutions.

        Reclassifications—Certain amounts have been reclassified to conform to the current period presentation.

        Statements of Cash Flows—During fiscal 2000, 2001 and 2002, we paid $1.3 million, $600,000 and $900,000 respectively, for interest and did not pay any income taxes. Non-cash investing and financing activities include the issuances of common stock for the merger described in Note 1, the acquisitions described in Note 3 and the merger settlement described in Note 11 and the issuances of restricted stock described in Note 12.

        Cash and Cash Equivalents—We consider all credit card receivables and highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

        Restricted Cash—Restricted cash primarily represents collateral for standby letters of credit issued in connection with our merchandise sourcing activities. The restriction will be removed after the letters of credit expire or are cancelled.

        Merchandise Inventories—Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market value, which is determined based on estimated recovery.

        Catalog Costs—Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that expenses relating to capitalized advertising costs be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, which are included in prepaid expenses and other current assets, were minimal as of February 2, 2002 and approximately $500,000 as of February 1, 2003.

        Long-Lived Assets—In accordance with the SFAS No. 144, we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when the anticipated cash flows expected to be generated by the asset are less than its carrying amount. The impairment charge is the amount required to bring the carrying value to the fair value based on expected future discounted cash flows. See Note 9 for details of fiscal 2002 impairment charges. Because of continuing uncertainty in retail market conditions, our future cash flows projections may change in the near term and we may need to record additional impairment charges.

        Goodwill and Other Intangible Assets—As of February 3, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." For acquired goodwill, SFAS 142 discontinues amortization and instead requires annual impairment testing. For intangible assets, SFAS 142 requires testing for impairment and amortization once the useful economic life is determined to be finite. In connection with our adoption of SFAS 142, we recorded a $15.4 million cumulative effect of change in accounting principle, which represents the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc. The following table shows the effect that earlier adoption of SFAS 142 would have had on net loss (in thousands) and the related per share amounts, as well as net loss before extraordinary item and cumulative effect of change in accounting principle (in thousands) for all periods presented in the accompanying statement of operations:

	Fiscal 2000		Fiscal 2001		Fiscal 2002
Net loss	$(79,715)	$(2.98)	$(28,451)	$(0.70)	$(18,995)	$(0.42)
Negative goodwill amortization	(1,253)	(0.05)	(4,000)	(0.10)	—	—

Adjusted net loss	$(80,968)	$(3.03)	$(32,451)	$(0.80)	$(18,995)	$(0.42)

Adjusted net loss before extraordinary item and cumulative effect of change in accounting principle	$(80,968)		$(31,648)		$(34,378)

        Revenue Recognition—Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date. As of February 2, 2002 and February 1, 2003, the sales return allowance, which is included in customer liabilities, was $523,000 and $700,000, respectively.

        Nonmonetary Transaction—During fiscal 2001, we exchanged some of our excess inventory, which had an original cost of $600,000 and a carrying value of $300,000, for the right to receive future goods and services also valued at $300,000. During fiscal 2002, we fully reserved the remaining balance of the related asset.

        Shipping Expenses—Expenses incurred in shipping goods to customers are included in cost of sales.

        Advertising Costs—Advertising expenses that are not direct-response catalog costs are expensed as incurred. These expenses amounted to $14.6 million (related primarily to our Internet businesses), $1.3 million and $1.2 million. for fiscal 2000, 2001 and 2002, respectively.

        Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with SFAS No. 109. Valuation allowances are provided when the expected realization of tax assets does not meet a "more likely than not" criteria. (See Note 14.)

        Computation of Net Loss Per Share—We calculate net loss per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. (See Note 7.)

        Stock-based Compensation—In accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," compensation cost for stock-based awards is measured as the excess, if any, of the quoted market price of our stock as of the time of grant over the amount, if any, that an employee must pay to acquire the stock. Stock options are generally granted with exercise prices equal to the fair value of the shares as of the date of grant; accordingly, we do not generally recognize compensation expense in connection with stock options. (See Note 12.)

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," but does not require us to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. We adopted the disclosure portion of this standard as during fiscal 2002 and such adoption is reflected below.

        We apply APB No. 25 and related interpretations in accounting for our incentive plans. Generally, all grants have a fixed exercise price with vesting based solely on service. Accordingly, no compensation expense has been recognized for options under these plans. Had compensation expense been determined based on the fair value of stock option grants on the date of grant in accordance with SFAS No. 148, our net loss and net loss per share would have been as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Net loss, as reported	$(79,715,000)	$(28,451,000)	$(18,995,000)

Stock-based compensation expense determined using the fair value method, net of tax	(2,943,000)	(1,707,000)	(1,883,000)

Pro forma net loss	$(82,658,000)	$(30,158,000)	$(20,878,000)
Basic and diluted net loss per share, as reported	$(2.98)	$(0.70)	$(0.42)

Pro forma basic and diluted net loss per share	$(3.09)	$(0.74)	$(0.46)

        The average estimated fair market value of options granted during fiscal 2000, 2001 and 2002 was $1.01, $2.94 and $2.59 per share, respectively. In preparing such estimates, we used the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 82%, 85% and 95%, respectively, risk-free interest rates of 6.0%, 4.0% and 3.0%, respectively; expected lives of four years.

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

        Recent Accounting Pronouncements—In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" to amend or clarify accounting guidance related to gains and losses from extinguishment of debt and other topics. Upon adoption of SFAS 145 as of the beginning of fiscal 2003, we will be required to reclassify a pre-tax extraordinary loss of approximately $800,000 recognized in fiscal 2001 to selling, general and administrative expenses. The adoption of SFAS 145 is not expected to have any other material effect on our consolidated position or results of operations.

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

        On January 12, 2001, we entered into an agreement with representatives of the sellers to amend our contingent obligations under the acquisition agreement. In accordance with the amended agreement, we paid them $4.2 million (including $1.7 million in connection with our March 2001 sale of the businesses) in fiscal 2001 and issued them 1,315,271 and 197,835 shares of our Class A common stock on June 1, 2001 and March 1, 2002, respectively. The value of all consideration paid or issued subsequent to our decision to sell the businesses (see Note 5) was included in our restructuring charges.

4.     FACILITY RELOCATION AND CORPORATE SEVERANCE

        During fiscal 2002, we recorded charges of approximately $1.8 million related to our decision to relocate our contact center from Long Island City, New York to Columbus, Ohio and $600,000 for severance related to a corporate cost-cutting initiative. As of February 1, 2003, $1.0 million remains accrued for lease payments in fiscal 2003.

5.     MERGER, RESTRUCTURING AND FINANCE CHARGES

        During fiscal 2000, dELiA*s Inc. and iTurf Inc. merged and we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The merger and restructuring of our businesses included the following initiatives, which were substantially completed in fiscal 2001:

  •
  the recombination of dELiA*s Inc. and iTurf Inc. in order to allow us, among other things, to manage the catalog and e-commerce components of our dELiA*s Direct business segment better;

  •
  the liquidation of our Droog direct business;

  •
  the sale of substantially all of the assets of our TSI Soccer direct business;

  •
  the sale of the primary assets of our Storybook Heirlooms direct business;

  •
  the liquidation of the retail operations of TSI Soccer; and

  •
  the decision to exit our Internet community businesses.

        In connection with these initiatives, we recorded the following in fiscal 2000:

  •
  $37.6 million for non-cash asset writedowns, offset by a $14.3 million reduction of the excess of fair value over purchase price attributable to the operations being shut down or sold;

  •
  $19.8 million for a non-cash tax charge taken in connection with the merger;

  •
  $3.3 million relating to the liquidation of inventory of businesses being shut down;

  •
  $3.2 million relating to future lease costs and other contractual obligations;

  •
  $1.8 million in merger transaction costs;

  •
  $1.2 million in severance costs related to the elimination of approximately 200 full-time and part-time positions at the locations being sold or shut down and at our corporate offices; and

  •
  a $500,000 loss on the sale of the TSI Soccer direct business.

        The total fiscal 2000 charge of $53.1 million was recorded as $30.0 million of merger and restructuring charges, a $19.8 million fiscal 2000 income tax charge and $3.3 million in cost of sales. During fiscal 2000, we also reversed $800,000 of excess reserves relating to the completion of a fiscal 1999 restructuring initiative.

        During fiscal 2001, we recorded the following charges related to our restructuring initiatives:

  •
  $2.3 million for non-cash asset writedowns attributable to the discontinued non-core businesses, which primarily relates to our June 1, 2001 stock issuance to the sellers of TheSpark.com Inc., the value of which exceeded our reserve due to the appreciation of our share price;

  •
  a $1.2 million loss, which is net of a $100,000 gain, on the sales of non-core businesses; and

  •
  a $900,000 increase in reserves, which is net of reversals of excess reserves of $85,000, for lease and other obligations as actual costs differed from our original estimates.

        During fiscal 2001, we also recorded a $600,000 finance charge relating to the early termination of an interest rate swap that was tied to our distribution facility mortgage (see Note 10) and agreed on a non-cash settlement of a class action suit relating to the November 2000 merger of dELiA*s Inc. and iTurf Inc (see Note 11.)

        During fiscal 2002, we recorded an additional net charge of $68,000 related to final lease settlements for our discontinued non-core businesses. As of February 1, 2003, approximately $900,000 remains accrued for future lease obligations relating to three leases that we are exiting as part of our restructuring initiatives. We expect this amount to be paid in full during fiscal 2003.

6.     SEGMENTS

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

        We evaluate performance and allocate resources primarily based on operating loss or income before certain expense allocations for shared resources; depreciation, amortization and non-cash compensation; unusual items; interest and other income or expense, net; income taxes; extraordinary items; and cumulative effect of change in accounting principle. There are no material differences between accounting policies used by the reportable segments in preparation of this information and those described in the summary of significant accounting policies in this report.

Net revenues	Fiscal 2000	Fiscal 2001	Fiscal 2002
dELiA*s Direct	$96,251,000	$83,684,000	$68,044,000
dELiA*s Retail	45,097,000	54,285,000	69,513,000
Non-core	73,717,000	5,759,000	75,000

Total	$215,065,000	$143,728,000	$137,632,000

Loss before taxes, extraordinary item and cumulative effect of change in accounting principle	Fiscal 2000	Fiscal 2001	Fiscal 2002
dELiA*s Direct operating loss	$(936,000)	$(1,066,000)	$(3,590,000)
dELiA*s Retail operating loss	(369,000)	(1,604,000)	(14,124,000)
Non-core operating (loss) income	(32,256,000)	(3,481,000)	498,000
Unallocated shared expenses	(5,650,000)	(7,899,000)	(7,296,000)
Depreciation, amortization and non-cash compensation	(16,055,000)	(2,770,000)	(6,817,000)
Merger, restructuring, finance, facility relocation, corporate severance and other non-recurring charges	(33,635,000)	(4,975,000)	(2,460,000)
Merger settlement charge	—	(6,335,000)	—
Gain on subsidiary IPO and sale of subsidiary stock	—	—	—
Minority interest	20,812,000	—	—
Interest and other income (expense), net	316,000	482,000	(589,000)

Total	$(67,773,000)	$(27,648,000)	$(34,378,000)

Assets at the end of fiscal year	Fiscal 2001	Fiscal 2002
dELiA*s Direct inventory	$9,109,000	$9,118,000
dELiA*s Retail inventory	5,531,000	7,652,000
Other assets	67,792,000	40,194,000

Total	$82,432,000	$56,964,000

7.     NET LOSS PER SHARE

        Net loss per share for fiscal 2000 is calculated assuming that all shares of dELiA*s Inc. common stock that were eligible for exchange in the November 2000 merger (see Note 1) were exchanged on the merger date. Net loss per share for fiscal 2001 is calculated assuming that the shares issued for settlement of the merger-related class action lawsuit (see Note 11) were issued on the date of the settlement agreement.

        The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Net loss before extraordinary item and cumulative effect of change in accounting principle	$(79,715,000)	$(27,648,000)	$(34,378,000)

Denominator for basic and diluted net loss per share	26,744,000	40,604,000	45,430,000

Basic and diluted net loss per share before extraordinary item and cumulative effect of change in accounting principle	$(2.98)	$(0.68)	$(0.76)

        For fiscal 2000, 2001 and 2002, all options (see Note 12) and any shares issued after the end of the respective fiscal year for the TheSpark.com acquisition (see Note 3) were excluded from the computations of diluted loss per share.

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value reported in our balance sheets for cash and cash equivalents and debt approximate fair values. Our investments of $11.0 million as of February 3, 2001 represent debt securities that are classified as held-to-maturity and carried at amortized cost. The fair value of those debt security investments as of February 3, 2001 was $11.0 million based on quotes obtained from brokers for those instruments.

9.     PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives or, for leasehold improvements, the shorter of the estimated useful lives or the remaining term of the lease. Depreciation expense for fiscal 2000, 2001 and 2002 was $7.1 million, $5.5 million and $6.2 million, respectively. Major classes of property and equipment at the end of those fiscal years were as follows:

	Estimated Useful Lives	February 2, 2002	February 1, 2003
Furniture, fixtures and equipment	3–10 years	$20,372,000	$24,832,000
Leasehold improvements	Term of lease	19,938,000	24,958,000
Building	40 years	5,448,000	5,448,000
Land	n/a	873,000	873,000

Total—at cost		46,631,000	56,111,000
Less accumulated depreciation		16,423,000	24,062,000

Total property and equipment, net		$30,208,000	$32,049,000

Impairment and Other Non-cash Charges Relating to Property and Equipment

        During the fiscal 2002, we reduced our retail store projections due to a decline in retail market conditions. Accordingly, we evaluated the value of property and equipment associated with our retail stores. For fiscal 2002, selling, general and administrative expenses included a charge of approximately $2.0 million relating to the write-down to fair value of tangible assets at eight dELiA*s retail stores. In addition, we recorded a charge in connection with our fiscal 2002 facility relocation of approximately $900,000 relating to the write-off of leasehold improvements at the closed facility.

10.   LONG-TERM DEBT AND CREDIT FACILITIES

        We are subject to certain covenants under the mortgage loan agreement relating to our fiscal 1999 purchase of our distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date. The principal balance on the mortgage was $3.1 million as of February 2, 2002. The principal balance of $3.0 million as of February 1, 2003 is scheduled to be paid in full by August 2003. We are currently considering several options with respect to the mortgage, including a refinancing, extension and other transactions, including a sale-leaseback, that would enable us to satisfy our obligations. We expect to complete these efforts prior to the final payment date, although no assurances can be made that we will be successful. If we do not finalize an arrangement by that time, it is likely that we will exercise a put option to sell the facility (see Note 15) and continue to use the facility under a new lease arrangement. During fiscal 2000, 2001 and 2002, the weighted average interest rate incurred on our mortgage was 8.8%, 6.0% and 3.6%, respectively.

        During fiscal 2001, we entered into a credit agreement with Wells Fargo Retail Finance LLC, a subsidiary of Wells Fargo & Company, that replaced our existing Congress facility. In connection with our change in lenders, we recorded an extraordinary charge of approximately $800,000 in fiscal 2001. Upon adoption of SFAS 145 as of the beginning of fiscal 2003, we expect to reclassify this charge to operations. During fiscal 2001 and 2002 and thereafter, we amended the agreement several times. In order to facilitate these amendments, we incurred normal fees and, in one case, we repaid a significant portion of our outstanding loan. As amended, our credit agreement consists of a revolving line of credit that permits us to borrow up to $20 million (which we retain the right to increase to $25 million in the first eighteen months at our option). The credit line is secured by our assets and borrowing availability fluctuates depending on our levels of inventory and certain receivables. The agreement contains certain covenants and default provisions customary for credit facilities of this nature, including limitations on our capital expenditures. At our option, borrowings under this facility bear interest at Wells Fargo Bank's prime rate plus 25 basis points or at the LIBOR Rate plus 250 basis points. A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures in April 2006. As of February 1, 2003, the outstanding balance, which was classified as a current liability, was $3.9 million, outstanding letters of credit were $3.7 million and unused available credit was $2.1 million. During fiscal 2000, 2001 and 2002, the weighted average interest rate incurred on our credit facility was 9.5%, 7.0% and 5.6%, respectively.

        During fiscal 2000, 2001 and 2002, total interest expense was $1.3 million, $600,000 and $900,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

Leases

        As of February 1, 2003, dELiA*s was obligated under various long-term non-cancelable leases for offices, retail stores and equipment requiring minimum annual rental payments. Those future obligations, including lease exit costs for which we've reserved in connection with our restructuring initiatives (see Note 5), are payable as follows:

Fiscal	Capital Leases	Operating Leases
2003	$596,000	$10,392,000
2004	149,000	9,680,000
2005	—	9,545,000
2006	—	9,564,000
2007	—	8,487,000
2008 and thereafter	—	26,690,000

Minimum lease payments	$745,000	$74,358,000

        The total minimum payments for capital leases include approximately $40,000 for imputed interest, which reduces the total future payments to a present value of approximately $705,000. Amortization of assets recorded under capital leases is included with depreciation expense on our owned assets. (Note 9.)

        Some of our retail store leases include contingent rent clauses that will result in higher payments if the store sales exceed expected levels. Some of our operating leases also include renewal options and escalation clauses with terms that are typical for the industry. In addition, we are obligated to pay a proportionate share of increases in real estate taxes and other occupancy costs for space covered by our operating leases. Rent expense for fiscal 2000, 2001 and 2002 consisted almost entirely of minimum rentals and was $7.8 million, $9.4 million and $8.1 million, respectively.

Benefit Plan

        We have a 401(k) retirement plan covering all eligible employees. Under the plan, employees can defer 1% to 15% of compensation up to federal limits. We may make matching contributions on a discretionary basis. The employee's contribution is 100% vested and the employer's matching contribution vests over a five-year period. Our employer's contributions to the plan were $82,000, $107,000 and $63,000 in fiscal 2000, 2001 and 2002, respectively.

Internet Alliances

        In May 1999, we entered into a strategic marketing alliance with America Online, Inc. Over the original two-year term of the agreement, we agreed to pay America Online a total of approximately $8.1 million. On March 30, 2001, the original agreement was superseded by a new agreement under which we agreed to pay our remaining obligation of approximately $1.1 million to America Online over a 27-month period. In connection with the sale of our gURL.com business on May 24, 2001, we assigned approximately $350,000 of obligations under our agreement with America Online to PrimediaNet. We remain liable to America Online for payment of all obligations under the agreement, including the assigned obligations. In the event PrimediaNet defaults on the obligations it has assumed, we would have a contractual claim against PrimediaNet and Primedia. As of February 1, 2003, our remaining payment obligation including the assigned amount was approximately $50,000.

Litigation

        In June 1999, two purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On April 14, 2000, dELiA*s Inc. and the other named defendants filed a motion to dismiss the lawsuit. The motion to dismiss was denied on March 29, 2001. By order dated December 10, 2001, the court certified the class. We filed our answer to the consolidated amended complaint in February 2002 and merit discovery was completed in May 2002 and all other discovery was completed in September 2002.

        The parties have reached an agreement in principle on a settlement of the action. That agreement has not yet been memorialized and will not become effective until a stipulation of settlement is executed by all parties and finally approved by the Court, after notice is given and an opportunity to object and a hearing has been accorded to all interested parties. On December 9, 2002, the Court entered an Order discontinuing the action ("Order of Discontinuance"), without prejudice to any party to apply to the Court on five days' notice to restore the action to the trial calendar if the settlement is not consummated within 45 days. By Orders dated January 17, January 30 and March 19, 2003, the

Court further extended the Order of Discontinuance until 30 days following the date on which the pending settlement is approved by the Court. The parties are continuing to negotiate over certain terms and conditions of the settlement, and the settlement papers have not been submitted for Court approval. There can be no assurances that the settlement will be completed. The claim and proposed settlement are covered under our insurance policy. However, if the settlement is not completed, we cannot predict the outcome of any litigation or whether the resolution of the litigation could have a material adverse effect on our business.

        Between August 17 and August 25, 2000, three purported class action complaints on behalf of stockholders of iTurf Inc., a partly-owned subsidiary of dELiA*s Inc. at the time, were filed in Delaware Chancery Court against iTurf Inc., dELiA*s Inc. and each of iTurf's directors. These actions include: Pack v. Kahn, et al., Del. Ch., C.A. No. 18242NC, Semeraro v. Kahn, et al., Del. Ch., C.A. No. 18258, and Engel v. Kahn, et al., Del. Ch., C.A. No. 18260NC. All three complaints made virtually identical claims, alleging that dELiA*s Inc. and the members of iTurf's board of directors breached their fiduciary duties to iTurf's public stockholders and that the merger exchange ratio was unfair to iTurf's public stockholders. The actions were consolidated and an amended complaint was filed on January 19, 2001. On March 5, 2001, we answered that complaint, asserted affirmative defenses and separately moved to strike certain allegations. Also on March 5, 2001, we moved to dismiss the complaint. On January 15, 2002, all parties entered into a stipulation and agreement of compromise, settlement and release which became a final order in May 2002. Pursuant to the settlement, we issued one million shares of dELiA*s Class A common stock, substantially all of which have been distributed to the members of the class. The total $6.3 million value of the non-cash settlement was recorded as a charge in the fourth quarter of fiscal 2001.

12. STOCK-BASED COMPENSATION

        Our incentive plans provide for the following types of awards to eligible employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or freestanding; and (iii) restricted stock. The maximum number of shares of common stock subject to each of the stock options or stock appreciation rights that may be granted to any individual is 750,000 for each fiscal year. If a stock appreciation right is granted in tandem with a stock option, it shall apply against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the incentive plans.

        On May 14, 2001, we issued 300,000 shares of restricted Class A common stock and options to purchase 300,000 shares to Andrea Weiss in connection with her employment as our President. The shares vest over a four-year period in accordance with the following schedule: 40% in fiscal 2002; 30% in fiscal 2003; 20% in fiscal 2004 and 10% in fiscal 2005. The fair value of the restricted stock at the time of grant was being amortized against earnings over the related vesting periods. During fiscal 2002, her employment agreement was amended such that restricted stock and options scheduled to vest after September 2004 were forfeited. As of the date of that amendment, such shares were cancelled and related expense recognition was terminated. Deferred compensation was reduced by $200,000 to reflect the resulting reduction in future compensation expense.

        On December 17, 2002, the employment agreement of another officer was amended so that he would be permitted to continue to vest in his restricted stock and options for several months after relinquishing his responsibilities with us. In connection with this amendment, we recorded non-cash compensation expense for the $36,000 value of this effective grant.

Stock Options

        On November 20, 2000, in connection with the merger of dELiA*s Inc. and iTurf Inc., dELiA*s Corp. assumed all of the options outstanding under the dELiA*s Inc. incentive plans. Such options were adjusted to reflect the 1.715 merger exchange ratio with the number of shares underlying each option multiplied by the ratio and the related exercise prices divided by the ratio. All historical stock option information of dELiA*s Inc. that is provided herein has been similarly restated. The 1.2 million iTurf Inc. options outstanding as of the date of merger, which had an average exercise price of $9.77, continued to be outstanding after the merger with their terms and conditions unchanged, and are included in the total fiscal 2000 grants in the table below. From the date of the recombination of dELiA*s Inc. and iTurf Inc., options are only available for grant under the 1999 Stock Incentive Plan. As of February 1, 2003, options to purchase 4.5 million shares were available for grant under the 1999 Stock Incentive Plan.

        An executive is party to a stock option agreement with us pursuant to which we granted such executive an option to purchase up to an aggregate of 428,750 shares of our Class A common stock at an exercise price equal to the fair market value on the date of grant. The option became exercisable as to 85,750 shares on each of July 10, 1999, 2000, 2001 and 2002 and will become exercisable as to 85,750 shares on July 10, 2003.

        A summary of our stock option activity for the three most recent fiscal years is as follows:

	Fiscal 2000		Fiscal 2001		Fiscal 2002
	Options	Weighted Exercise Price	Options	Weighted Exercise Price	Options	Weighted Exercise Price
Outstanding, beginning of period	5,808,076	$4.83	5,340,005	$4.60	4,697,386	$4.29
Granted	4,069,695	4.10	2,082,357	4.58	798,600	3.82
Exercised	(7,277)	2.89	(917,914)	2.93	(297,877)	2.90
Canceled	(4,530,489)	4.44	(1,807,062)	6.24	(742,946)	5.70

Outstanding, end of period	5,340,005	$4.60	4,697,386	$4.29	4,455,163	$4.07

Exercisable, end of period	1,897,886	$4.96	1,604,720	$4.20	2,238695	$4.03

        The following summarizes our stock option information as of February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Less than $2.50	1,268,566	8.2	$0.76	803,639	$0.77
$2.50 to $4.49	1,532,220	7.5	3.26	734,879	3.34
$4.50 to $7.49	1,172,334	8.6	5.63	352,034	5.62
$7.50 to $14.00	405,293	5.8	9.56	301,343	9.76
More than $14.00	76,750	6.2	22.00	46,800	22.00

Total	4,455,163	7.8	$4.07	2,238,695	$4.03

        In the accompanying Consolidated Statement of Stockholders' Equity, fiscal 2001 stock option activity includes option exercises and restructuring-related adjustments.

Restricted Stock

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

        The value of dELiA*s restricted stock granted, based upon the market value as of the award date, is recorded as deferred compensation, an offset to stockholders' equity which is amortized against earnings over the related vesting periods. Prior to the November 2000 merger, iTurf's restricted stock grant was recorded as minority interest and was being similarly amortized against the earnings of that subsidiary. As a result of the merger, all unvested shares of iTurf restricted stock were revalued based on the current market price of dELiA*s Inc. stock and such value was added to deferred compensation for amortization over the remaining vesting periods. During fiscal 2000, 2001 and 2002, we reduced the deferred compensation balance by a total of $3.5 million, $1.3 million and $600,000, respectively, as we recognized non-cash compensation expense relating to restricted stock. The deferred compensation balance as of February 2, 2002 and February 3, 2001 was $900,000 and $134,000, respectively.

        In the accompanying Consolidated Statement of Stockholders' Equity, issuances of restricted stock include the effect of subsidiary grants and are shown net of forfeitures and certain restructuring-related adjustments. Some of these forfeitures relate to our cancellation of shares as of the vesting date as payment by the employee for employee taxes we pay on his or her behalf. Alternatively, the employee may elect to repay us in cash. In connection with this option, we have employee receivables, including approximately $250,000 due from two of our officers, included in prepaid expenses and other current assets.

13. STOCK OFFERING AND REPURCHASES

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

14. INCOME TAXES

        The provision for income taxes is comprised of the following:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Federal:
Current	$(224,000)	$—	$—
Deferred	9,401,000	—	—
State and local:
Current	—	—	—
Deferred	2,765,000	—	—

Total provision	$11,942,000	$—	$—

        No income tax provision or benefit was booked for fiscal 2001 or fiscal 2002 due to our current operating loss and a full valuation allowance on our deferred tax assets.

        In connection with the November 2000 merger of dELiA*s Inc. and iTurf Inc., deferred tax liabilities of approximately $26.1 million were written off in purchase accounting. In the absence of these deferred tax liabilities, an additional valuation allowance was required, which resulted in a fiscal 2000 merger-related tax charge of approximately $19.8 million.

        dELiA*s had a federal net operating loss carryover ("NOL") of approximately $150.4 million as of February 1, 2003, including a separate company loss of approximately $1.4 million relating to one of the noncore businesses that we sold in fiscal 2000. This separate company NOL is subject to limitation under the provisions of the Internal Revenue Code. Our federal NOL will expire in 2012 through 2023.

        The effective income tax rates differed from the federal statutory income tax rates as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Federal taxes at statutory rates	$(23,721,000)	$(9,400,000)	$(11,688,000)
State and local taxes net of federal benefit	1,797,000	(1,871,000)	(2,303,000)
Valuation allowance	26,171,000	10,971,000	13,912,000
Goodwill amortization/ write-off	7,648,000	(1,861,000)	—
Merger settlement charge	—	2,161,000	—
Other	47,000	—	79,000

	$11,942,000	$—	$—

        The significant components of our net deferred tax assets (liabilities) are as follows:

	February 2, 2002	February 1, 2003
Deferred tax assets:
Inventory reserves	$956,000	$1,534,000
Net operating loss	40,656,000	61,366,000
Uniform capitalization—inventories	558,000	476,000
Reserves and accruals	601,000	935,000
Sales return allowance	254,000	286,000
Accrued restructuring	901,000	519,000
Property and equipment/amortization	692,000	671,000
Catalog Costs	2,000	—
Other	222,000	226,000
Valuation allowance*	(44,732,000)	(66,012,000)

Total deferred tax assets	110,000	1,000
Deferred tax liabilities:
Catalog costs	—	(1,000)
Amortization	(110,000)	—

Total deferred tax liabilities	(110,000)	(1,000)

Net deferred tax assets (liabilities)	$—	$—

*
The company's existing deferred tax assets at February 2, 2002 and February 1, 2003 and have been reduced by a valuation allowance of approximately $44.7 million and $66.0 million, respectively, due to the uncertainty regarding the realization of such deferred tax assets.

15.   SUBSEQUENT EVENTS

        In February 2003, we entered into an agreement with JLP Daisy LLC, an affiliate of Schottenstein Stores, to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories. Group 3 Design Corp., a leading brand management firm, has been retained to manage these licensing activities, which will focus on the distribution of dELiA*s products primarily in mid- and upper-tier department stores. We received a $16.5 million cash advance against future royalties from the licensing ventures. Once JLP Daisy recoups its advance plus a preferred return, the Company will receive a majority of the royalty stream after brand management fees. The initial term of the master license agreement is 10 years, which is subject to extension under specified circumstances. The master license agreement may be terminated early under certain circumstances, including at the option of the Company upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products. In addition, the Company granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. In connection with the engagement of Group 3 Design as brand manager, an executive of Group 3 Design received a warrant to purchase 50,000 shares of our Class A Common Stock.

        Effective April 29, 2003, we signed an amendment to our Credit Agreement with Wells Fargo Retail Finance LLC. (See Note 10.)

        In May 2003, we received an equity infusion of $2.7 million when a group of our directors and officers purchased 7,297,298 shares at $0.37 per share. In addition to the equity transaction, the investing group provided us with a put option that would require them to purchase, but would not require us to sell, our Hanover distribution facility for an agreed-upon price that would allow us to satisfy our outstanding mortgage. This put option is intended to provide us with an alternative means of satisfying the mortgage in case we are not able to refinance, extend or otherwise satisfy the mortgage such as through a sale-leaseback arrangement. In consideration for the grant of the put option, the investors received warrants, exercisable for an aggregate 600,000 shares of our stock at $0.37 per share.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

/s/ STEPHEN I. KAHN Stephen I. Kahn Chairman of the Board and Chief Executive Officer

Date: May 16, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STEPHEN I. KAHN Stephen I. Kahn	Chairman of the Board and Chief Executive Officer (principal executive officer)	May 16, 2003
/s/ EVAN GUILLEMIN Evan Guillemin	Chief Financial Officer and Director (principal financial and accounting officer)	May 16, 2003
/s/ CHRISTOPHER C. EDGAR Christopher C. Edgar	Vice Chairman and Director	May 16, 2003
/s/ CLARE COPELAND Clare Copeland	Director	May 16, 2003
/s/ S. ROGER HORCHOW S. Roger Horchow	Director	May 16, 2003
/s/ GERALDINE KARETSKY Geraldine Karetsky	Director	May 16, 2003
/s/ TIMOTHY U. NYE Timothy U. Nye	Director	May 16, 2003
/s/ JOSEPH J. PINTO Joseph J. Pinto	Director	May 16, 2003
/s/ DOUG PLATT Doug Platt	Director	May 16, 2003
/s/ ANDREA WEISS Andrea Weiss	Director	May 16, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Stephen I. Kahn, certify that:

1.
I have reviewed this annual report on Form 10-K of dELiA*s Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 16, 2003

By:	/s/ STEPHEN I. KAHN Stephen I. Kahn Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Evan Guillemin, certify that:

1.
I have reviewed this annual report on Form 10-K of dELiA*s Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 16, 2003

By:	/s/ EVAN GUILLEMIN Evan Guillemin Chief Financial Officer

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
10.11
Intercompany Services Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.1 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))
10.12
Trademark License Agreement between dELiA*s Inc. and iTurf Inc., dated April 8, 1999 (incorporated by reference to Exhibit 10.2 to the iTurf Inc. registration statement on Form S-1 (Registration No. 333-71123))
10.13
Advertising Agreement between iTurf Inc. and America Online, Inc., dated May 4, 1999 (incorporated by reference to Exhibit 10.16 to the iTurf Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999) †
10.14
Construction Loan Agreement dated August 6, 1999, among dELiA*s Distribution Company, dELiA*s Inc. and Allfirst Bank (incorporated by reference to Exhibit 10.23 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)
10.15
Mortgage Note dated August 6, 1999 made by dELiA*s Distribution Company in favor of Allfirst Bank (incorporated by reference to Exhibit 10.24 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999)
10.16
Registration Rights Agreement between iTurf Inc. and MarketSource Corporation (incorporated by reference to Exhibit 10.19 to the iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-90435))
10.17
Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated October 18, 1999 (incorporated by reference to Exhibit 10.28 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)
10.18
Amendment No. 2 to Employment Agreement between dELiA*s Inc. and Evan Guillemin, dated October 18, 1999 (incorporated by reference to Exhibit 10.29 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999)
10.19
Lease Agreement dated January 30, 2000 by and between iTurf Inc. and the State-Whitehall Company (incorporated by reference to Exhibit 10.20 to the iTurf Inc. Annual Report on Form 10-K for the fiscal year ended January 29, 2000)
10.20
Amended and Restated Credit Agreement among dELiA*s Inc. and its subsidiaries set forth on Schedule 1 thereto and Congress Financial Corporation dated April 28, 2000 (incorporated by reference to the dELiA*s Inc. Current Report on Form 8-K dated May 2, 2000)
10.21
Amendment No. 3 to Employment Agreement between dELiA*s Inc. and Christopher C. Edgar, dated June 9, 2000 (incorporated by reference to Exhibit 10.36 to the dELiA*s Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2000)
10.22	Employment Agreement between iTurf and Dennis Goldstein (incorporated by reference to Exhibit 10.13 to iTurf Inc. Registration Statement on Form S-1 (Registration No. 333-71123))
10.23
Amendment Number 1 to Employment Agreement between dELiA*s Corp. (f/k/a iTurf Inc.) and Dennis Goldstein (incorporated by reference to Exhibit 10.27 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.24
Amendment No. 1 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated July 31, 2000 (incorporated by reference to Exhibit 10.28 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)

10.25
Amendment No. 2 to Amended and Restated Credit Agreement among dELiA*s Inc. and certain of its subsidiaries and Congress Financial Corporation, dated November 10, 2000 (incorporated by reference to Exhibit 10.29 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.26
Amendment No. 3 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.30 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.27
Amendment No. 4 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated January 19, 2001 (incorporated by reference to Exhibit 10.31 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.28
Amendment No. 5 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated February 2, 2001 (incorporated by reference to Exhibit 10.32 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.29
Employment Agreement between Evan Guillemin and dELiA*s Inc. dated as of October 27, 2000 (incorporated by reference to Exhibit 10.33 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.30
Modification Agreement, dated as of May 4, 2001, among Allfirst Bank, dELiA*s Group Inc. and dELiA*s Distribution Company (incorporated by reference to Exhibit 10.34 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.31
Employment Agreement among Andrea Weiss, dELiA*s Corp. and Stephen I. Kahn dated as of May 7, 2001 (incorporated by reference to Exhibit 10.33 to Amendment 1 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.32
Employment Agreement between dELiA*s Corp. and Stephen I. Kahn dated as of April 24, 2001 (incorporated by reference to Exhibit 10.34 to Amendment 1 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.33
Amendment No. 6 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated May 4, 2001 (incorporated by reference to Exhibit 10.33 to the dELiA*s Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2001)
10.34
Amendment No. 7 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated June 12, 2001 (incorporated by reference to Exhibit 10.34 to the dELiA*s Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2001)
10.35
Amendment No. 8 to Amended and Restated Credit Agreement among dELiA*s Corp. and certain of its subsidiaries and Congress Financial Corporation, dated August 17, 2001 (incorporated by reference to Exhibit 10.35 to the dELiA*s Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2001)
10.36
Loan and Security Agreement dated as of September 24, 2001 by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company (incorporated by reference to Exhibit 10.1 to the dELiA*s Inc. Current Report on Form 8-K dated October 5, 2001)

10.37
First Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company and dELiA*s Retail Company, dated October 29, 2001 (incorporated by reference to Exhibit 10.2 to the dELiA*s Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2001)
10.38
Employment Agreement between dELiA*s Corp. and Christopher C. Edgar dated as of December 20, 2001 (incorporated by reference to Exhibit 10.38 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 2, 2002)
10.39	Amendment No.1 to Employment Agreement between dELiA*s Corp. and Andrea Weiss, dated October 12, 2002 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated October 30, 2002)
10.40
Second Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company, and dELiA*s Retail Company, dated October 21, 2002 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 30, 2002)
10.41
Third Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated December 18, 2002 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated February 24, 2003)
10.42
Fourth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 10, 2003 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated February 24, 2003)
10.43
Fifth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 24, 2003 (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated February 24, 2003)
10.45*
Sixth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company, and dELiA*s Retail Company, dated April 29, 2003
10.46*	First Amendment to the Employment Agreement between dELiA*s Corp. and Christopher Edgar, dated December 23, 2002
10.47*	First Amendment to the Employment Agreement between dELiA*s Corp. and Evan Guillemin, dated December 23, 2002
10.48*	Securities Purchase Agreement dated May 12, 2003, by and between dELiA*s Corp. and Stephen I. Kahn
10.49*	Securities Purchase Agreement dated May 12, 2003, by and between dELiA*s Corp. and Geraldine Karetsky
10.50*	Securities Purchase Agreement dated May 12, 2003, by and between dELiA*s Corp. and Christopher C. Edgar
10.51*	Securities Purchase Agreement dated May 12, 2003, by and between dELiA*s Corp. and Evan Guillemin
10.52*	Registration Rights Agreement dated as of May 12, 2003, by and between dELiA*s Corp. and Stephen I. Kahn, Geralidine Karetsky, Christopher C. Edgar and Evan Guillemin

10.53*	Put Option Agreement dated as of May 12, 2003, by and among Stephen I. Kahn, Geralidine Karetsky, Evan Guillemin and Christopher C. Edgar and dELiA*s Corp.
10.54*	dELiA*s Corp. Warrant dated May 12, 2003 issued to Stephen I. Kahn
10.55*	dELiA*s Corp. Warrant dated May 12, 2003 issued to Geraldine Karetsky
10.56*	dELiA*s Corp. Warrant dated May 12, 2003 issued to Christopher C. Edgar
10.57*	dELiA*s Corp. Warrant dated May 12, 2003 issued to Evan Guillemin
23*	Consent of Ernst & Young LLP
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

†
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 14. Controls and Procedures
PART IV
dELiA*s CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
dELiA*s CORP.
dELiA*s CORP. CONSOLIDATED STATEMENTS OF OPERATIONS FISCAL YEARS 2000, 2001 AND 2002 (in thousands, except per share data)
dELiA*s CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FISCAL YEARS 2000, 2001 AND 2002 (in thousands, except share data)
dELiA*s CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS FISCAL YEARS ENDED FEBRUARY 3, 2001, FEBRUARY 2, 2002 AND FEBRUARY 1, 2003 (in thousands)
dELiA*s CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 1, 2003
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX