Form 10-K/A
period 2003-02-01
DELIA S CORP
filed 2003-05-30
CIK 1076914

As filed with the Securities and Exchange Commission on May 30, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended February 1, 2003

Commission file number 0-25347

dELiA*s Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3963754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Hudson Street, New York, New York 10014

(Address of principal executive offices)

(Zip Code)

(212) 807-9060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value per share
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates as of August 2, 2002, the last business day of the most recently completed second fiscal quarter:  $119,600,000.

Such value is calculated using the closing price on the NASDAQ of $3.51.

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  ☒ YES ☐ NO

Number of shares outstanding (excluding shares in treasury) as of May 12, 2003

of the registrant’s Class A common stock:	53,114,529
of the registrant’s Class B common stock:	None

In May 1999, we announced a change in our fiscal year to the 52 or 53 weeks ended on the Saturday closest to January 31 following the corresponding calendar year. For example, references to “ fiscal 2002”  in this report mean the period from February 3, 2002 to February 1, 2003. Any reference in this report to a particular fiscal year before 1999 is to the year ended January 31 following the corresponding calendar year. For example, “ fiscal 1998” means the period from February 1, 1998 to January 31, 1999.

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

Part III of the Annual Report on Form 10-K of dELiA*s Corp. for the year ended February 1, 2003 is amended in its entirety to add the following information:

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following is a list of our executive officers and directors. Officers serve at the discretion of the board. In connection with the merger of dELiA*s Inc. into iTurf Inc. in November 2000, iTurf Inc. was renamed dELiA*s Corp.  dELiA*s Corp. is the successor company to dELiA*s Inc.

Name	Age	Position
Stephen I. Kahn	37	Chief Executive Officer and Chairman of the Board
Christopher C. Edgar	37	Executive Vice President and Vice Chairman of the Board
Evan Guillemin	38	Chief Financial Officer, Chief Operating Officer, Treasurer and Director
Clare R. Copeland (1)(2)	67	Director
S. Roger Horchow	74	Director
Geraldine Karetsky	62	Director
Timothy U. Nye	37	Director
Joseph J. Pinto (1)(2)	70	Director
Douglas R. Platt (1)	39	Director
Andrea Weiss	48	Director
Edward D. Taffet	46	Senior Vice President, General Counsel and Secretary

(1)    Member of Audit Committee.

(2)     Member of Compensation Committee.

Stephen I. Kahn has served as Chief Executive Officer of dELiA*s Inc. (its successor being dELiA*s Corp.) since co-founding dELiA*s in 1993.  Mr. Kahn has been Chairman of our board of directors since October 1996 and, until March 1999, served as our President. From September 1997 through the November 2000 merger of dELiA*s Inc. and its majority-owned subsidiary, iTurf Inc., he also served as President, Chief Executive Officer and Chairman of the board of directors of iTurf. He is a director of Danier Leather Inc., a publicly-traded integrated designer, manufacturer and retailer of high quality, high fashion leather and suede clothing.  Mr. Kahn also serves on the board of directors of the National Retail Federation.

Christopher C. Edgar was elected Vice Chairman of our board of directors in March 1999 and has been a director of dELiA*s since October 1996.  From November 1996 to March 1999 Mr. Edgar served as our Chief Operating Officer and Executive Vice President.  He was previously Executive Vice President of dELiA*s LLC and a member of the board of managers of dELiA*s LLC from the time he co-founded dELiA*s in 1993. Mr. Edgar also served as a Vice President of iTurf and as a member of the board of iTurf from 1997 to 1999.

Evan Guillemin has served as our Chief Financial Officer and Treasurer since December 2002, served as our Chief Operating Officer since May 2001, served as our President from March 1999 until May 2001 and served as our Chief Financial Officer and Treasurer from July 1996 to March 2000. He has been a director of dELiA*s Corp., and prior to the merger, iTurf Inc., since January 1999.  Mr. Guillemin was also Vice President and acting Chief Financial Officer of iTurf from 1997 to 1999.

Clare R. Copeland joined our board of directors in June 1999.  Mr. Copeland is Chairman of Toronto Hydro, a leading North American utility.  From 1999 to 2002, he served as Chairman and CEO of Ontario Store Fixtures, a manufacturer of store fixtures. From 1993 to 1999, he served as President and Chief Executive Officer of Peoples Jewelers Corporation, the leading jewelry chain in Canada.  He is also a member of the board of directors of RIOCAN, a real estate investment trust, Danier Leather Inc., a publicly-traded integrated designer, manufacturer and retailer of high quality, high fashion leather and suede clothing, and Cars 4 U, a publicly-traded automobile dealership.

S. Roger Horchow joined our board of directors in October 1996.  He has been chairman of R. Horchow Productions, Inc., a theatrical production company and winner of two Tony Awards, since 1990.  He has also serves as a consultant to Gold Violin, an Internet retailer focused on the seniors market.

Geraldine Karetsky served as a member of the board of managers of dELiA*s LLC since 1994 and joined our board of directors in October 1996.  She is a private investor.

Timothy U. Nye has served as a director of dELiA*s and, prior to the merger, iTurf Inc., since May 2000.  He is the founder of Alltrue Networks Inc., an entertainment company.  He has been the chief executive officer of Sunshine Equity Partner, an investment banking services firm, since September 2002 and was the chief executive officer or co-chief executive officer of Sunshine Amalgamedia, Inc., a developer of multimedia content, from 1994 to 2002.

Joseph J. Pinto joined our board of directors in November 1996.  He is a private investor.  From 1981 to 1997, Mr. Pinto was a director and officer of Sefinco Ltd. (and a predecessor), the U.S.-based private investment affiliate of Entrecanales Y Tavora SA, a Spanish conglomerate with interests in construction and merchant banking.

Douglas R. Platt  served as a director of iTurf from May 2000 and joined our board of directors in November 2000.  He has been the chief executive officer of Prefer Network LLC (or a predecessor entity), a database marketing firm serving the direct marketing industry, since January 1999. In 1999, he also served as a consultant to Daily Planet Catalog, a direct marketing company that he previously served as President from 1988 to 1994 and then managing director until January 1999.  He also served as a consultant to E. M. Warburg Pincus & Co., a financial firm, from November 1998 to February 1999.

Andrea Weiss joined the Company as President and was elected by our board to serve as a director in May 2001.  In October 2002, she resigned as President, but continues to be employed by the Company as an advisor and continues to serve as a director of dELiA*s. Prior to joining the Company, Ms. Weiss served as Executive Vice President and Chief Stores Officer of The Limited, Inc. from May 1998 to February 2001.  From February 1996 to April 1998, Ms. Weiss served as President of Retail for Guess, Inc.

Ms. Weiss is also a director of Brookstone, Inc., a specialty retailer and direct merchant that distributes proprietary branded products under the names Brookstone, Gardeners Eden, and Hard-to-Find Tools.

Edward D. Taffet has served as Senior Vice President, General Counsel and Secretary since November 2001. Prior to joining us, Mr. Taffet was associated with Gotham Hospitality LLC, a developer and operator of hotel properties, where he was responsible for legal affairs in connection with the acquisition of hotel properties. From 1985 to 1999 Mr. Taffet worked for United Merchants and Manufacturers, Inc., a textile and apparel manufacturer and distributor, in a variety of capacities, serving as Senior Vice President, General Counsel and Secretary from 1989 to 1997, and thereafter until 1999 as a consultant with similar duties.

Ms. Karetsky is Mr. Kahn’s aunt. There are no other family relationships among our directors and executive officers.  Mr. Kahn has agreed to vote all shares of Class A common stock of the Company that he owns directly or over which he holds the power to vote in favor of the election or re-election of Ms. Weiss to our board of directors at all meetings of the stockholders of the Company at which Ms. Weiss has been nominated for election or re-election during the term of her employment agreement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Securities Exchange Act of 1934 requires the Company’s directors, executive officers and any persons owning more than 10% of a class of the Company’s stock to file reports with the Securities and Exchange Commission regarding their ownership of the Company’s stock and any changes in such ownership.  Based solely on a review of copies of these reports and representations furnished to us, we believe the Company’s executive officers and directors complied with their filing requirements for fiscal 2002.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, for fiscal 2001, our Chief Executive Officer and our other executive officers as to whom such disclosure is required by the rules of the SEC (collectively, the “named executive officers”). Except as disclosed below, the aggregate value of all perquisites and other personal benefits, securities or property did not exceed $50,000 or 10% of the total of annual salary and bonus for each named executive officer.  Amounts disclosed include compensation awarded by all of our subsidiaries.

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Compensation		Restricted Stock Awards (1)		Securities Underlying Options
Stephen I. Kahn	2002	$267,923		—	$60,805	(2)	—		—
Chairman of the Board and	2001	270,000		—	47,672	(3)	—		400,000
Chief Executive Officer	2000	247,692		—	43,926	(4)	$1,346,268	(5)	301,563

Christopher C. Edgar	2002	$155,796		—	$53,787	(2)	—		—
Vice Chairman of the Board	2001	150,000		—	—		—		100,000
	2000	163,462		—	37,066	(4)	$856,272	(6)	43,125

Evan Guillemin	2002	$189,231		—	—		—		50,000
Chief Financial Officer	2001	213,462		—	—		—		—
and Director	2000	163,462		—	—		$681,617	(7)	243,125

Edward D. Taffet	2002	$180,000		—	—		—		25,000
General Counsel	2001	44,308		—	—		—		40,000

Dennis Goldstein	2002	$212,308		$50,000	—		—		—
Former Chief Financial	2001	240,000		50,000	—		—		200,000
Officer and Treasurer (8)	2000	179,038		25,000	—		$90,368	(9)	237,513

Andrea Weiss	2002	$432,692	(11)	291,209	—		—		—
Director and Former	2001	291,209	(11)	—	—		$1,062,000	(8)	300,000
President (10)

(1)                                  Fiscal 2000 awards include grants by both dELiA*s Inc. and iTurf Inc.  In connection with these restricted stock awards, the executive officers receiving restricted stock of dELiA*s Inc. forfeited all options to purchase shares of common stock of dELiA*s Inc. and executive officers receiving restricted stock of iTurf Inc. forfeited all options to purchase shares of Class A common stock of iTurf Inc. No dividends are expected to be declared during the vesting periods, but if they were, they would accrue on the restricted stock reported.

(2)                                  For fiscal 2002, other compensation for Mr. Kahn includes approximately $15,000 for automobile expenses, $14,000 for personal legal and accounting fees and $10,000 for life insurance premiums. Other compensation for Mr. Edgar includes $40,000 of life insurance premiums, which includes premiums paid for fiscal 2002 and previous years, and $11,000 for automobile expenses. These amounts were paid in accordance with the terms of the executives’ employment agreements.

(3)                                  For fiscal 2001, other compensation for Mr. Kahn includes $18,844 for personal legal and accounting fees and $18,414 for automobile expenses in accordance with Mr. Kahn’s employment agreement.

(4)                                  For fiscal 2000, other compensation for Mr. Kahn includes $13,425 for personal legal and accounting fees and $11,875 for automobile expenses. Other compensation for Mr. Edgar includes $10,500 for continuing education and $10,000 for life insurance premiums. These amounts were paid in accordance with the terms of the executives’ employment agreements.

(5)                                  As of February 2, 2002, the value of restricted stock held by Mr. Kahn was $291,000. Mr. Kahn’s fiscal 2000 restricted stock grants included 968,355 shares (after conversion of dELiA*s Inc. stock granted earlier in fiscal 2000 to dELiA*s Corp. stock in the November 2000 merger) that were scheduled to vest in less than three years from the date of grant on the following dates: 113,087 shares on November 1, 2000; 444,528 shares on January 1, 2001; 111,132 shares on each of March 10, 2001 and 2002; 37,696 shares on April 1, 2001; and 37,695 shares on each of October 1, 2001, April 1, 2002, October 1, 2002 and April 1, 2003.

(6)                                  As of February 2, 2002, the value of restricted stock held by Mr. Edgar was $151,000. His fiscal 2000 restricted stock grants included 543,219 shares (after conversion of dELiA*s Inc. stock, which was granted earlier in fiscal 2000, to dELiA*s Corp. stock in the November 2000 merger) that were scheduled to vest in less than three years from the date of grant on the following dates: 16,173 shares on November 1, 2000; 333,396 shares on January 1, 2001; 83,349 shares on each of March 10, 2001 and 2002; 5,391 shares on each of April 1, 2001 and October 1, 2001; and 5,390 shares on each of April 1, 2002, October 1, 2002 and April 1, 2003.

(7)                                  As of February 2, 2002, the value of restricted stock held by Mr. Guillemin was $101,000. His fiscal 2000 restricted stock grants included 436,718 shares (after conversion of dELiA*s Inc. stock, which was granted earlier in fiscal 2000, to dELiA*s Corp. stock in the November 2000 merger) that were scheduled to vest in less than three years from the date of grant on the following dates: 16,173 shares on November 1, 2000; 324,135 shares on January 1, 2001; 5,391 shares on each of April 1, 2001 and October 1, 2001; 69,458 on June 20, 2002; and 5,390 shares on each of April 1, 2002, October 1, 2002 and April 1, 2003.

(8)                                  From November 2000 until his resignation in December 2002, Dennis Goldstein served as our Chief Financial Officer and Treasurer. He served as Chief Financial Officer and Treasurer of iTurf from January 1999 to November 2000.  In connection with his resignation, all options scheduled to vest after April 2003 were forfeited.

(9)                                  As of February 2, 2002, the value of restricted stock held by Mr. Goldstein was $45,000. His fiscal 2000 restricted stock grants included 107,813 shares that were scheduled to vest in less than three years from the date of grant on the following dates: 47,918 shares on November 1, 2000 and 11,979 shares on each of April 1, 2001, 2002 and 2003 and October 1, 2001 and 2002.

(10)                            Ms Weiss earned salary of $291,209 during fiscal 2001. Payment of such amount was deferred until fiscal 2002 at the election of Ms. Weiss. In this table, such salary is included in fiscal 2001 instead of in fiscal 2002.

(11)                            As of February 2, 2002, the value of restricted stock held by Ms. Weiss was $79,000. Her restricted stock grant included 210,000 shares that were scheduled to vest in less than three years from the date of grant on the following dates: 120,000 on May 14, 2002 and 90,000 shares May 14, 2003.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to individual grants of stock options to purchase shares of our Class A common stock made during fiscal 2002 to each of the named executive officers who received stock option grants in such year. We did not make any SAR grants in fiscal 2002.

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise Price (per share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (1)
					5%	10%
Evan Guillemin	50,000	6%	$0.64	12/12/12	$20,125	$51,000

Edward D. Taffet	25,000	3%	$0.64	12/12/12	$10,062	$25,500

(1)                                  The assumed annual rates of appreciation of 5% and 10% would result in the price of a share of our Class A common stock increasing from $0.47 at February 1, 2003 to $0.77 and $1.22, respectively, over ten years.

Fiscal Year-End Option Values

The following table presents certain information concerning unexercised options held by the named executive officers as of February 1, 2003.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year- End Exercisable/ Unexercisable	Intrinsic Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/ Unexercisable
Stephen I. Kahn	—	—	343,868 / 357,695	— / —

Christopher C. Edgar	—	—	57,735 / 85,390	— / —

Evan Guillemin	—	—	137,735 / 155,390	— / —

Edward D. Taffet	—	—	10,000 / 55,000	— / —

Dennis Goldstein	—	—	222,202 / 11,979	— / —

Andrea Weiss	—	—	120,000 / 90,000	— / —

Compensation of Directors

We pay our non-employee directors $2,000 for each board of directors meeting attended and reimburse them for all reasonable out-of-pocket expenses incurred in connection with their attendance at full board and board committee meetings. Under our stock incentive plan, upon joining the board each non-employee director is granted an option to purchase 50,000 shares of Class A common stock with an exercise price equal to the fair market value of the Class A common stock on the date of grant. All options granted to non-employee directors vest in equal semi-annual installments over four years if the non-employee director is a director on such dates. Directors who were originally appointed to the dELiA*s Inc. board of directors were granted options to purchase 40,000 shares of the common stock of dELiA*s Inc.  Those options were surrendered for 36,000 restricted shares of dELiA*s Inc. common stock upon action of the compensation committee of the dELiA*s Inc. board.  The restricted shares were converted in the recombination of dELiA*s Inc. and iTurf to 68,600 restricted shares of Class A common stock of dELiA*s Corp. Upon a “change of control” of dELiA*s Corp., all options and restricted shares that have not yet expired will automatically become exercisable unless our board of directors or the Compensation Committee determines otherwise. Directors who are our employees are not compensated for services as directors.

Employment Agreements

On April 24, 2001, we entered into an employment agreement with Mr. Kahn agreeing to employ him as our chief executive officer and executive chairman of our board of directors until December 31, 2006.  Mr. Kahn receives a salary of $270,000 annually, subject to an annual increase of 5%.  If we terminate Mr. Kahn without cause or he resigns for good reason, he would be entitled to continued payment of his base salary for the remainder of the term of his contract, but in no event for less than one year.  Upon a change of control of dELiA*s Corp., Mr. Kahn is entitled to continued payment of his base salary for the remainder of the term of his employment agreement, but in no event for less than two years.  In addition, all of Mr. Kahn’s restricted stock and options vest immediately upon (i) termination due to Mr. Kahn’s death or disability, (ii) termination by us without cause, (iii) resignation by Mr. Kahn for good reason or (iv) a change of control of dELiA*s Corp.  Under his contract, we also provide Mr. Kahn with life insurance, the use of two cars, reimbursement (including a tax gross-up) for up to $40,000 for various professional services, and a gross-up for any excise tax payable by Mr. Kahn under section 280(G) of the Internal Revenue Code of 1986, as amended.  In connection with the signing of his employment agreement, Mr. Kahn was granted an option to purchase 400,000 shares of our Class A common stock.  The option vests in equal semi-annual installments over four years.

On May 7, 2001, we entered into an employment agreement with Ms. Weiss, which was amended on October 14, 2002.   As amended, Ms. Weiss is employed as an advisor to the Company until September 1, 2003.  In addition, we agreed to cause her to be appointed as a member of our board of directors and Mr. Kahn agreed, while Ms. Weiss remains in the employ of the Company,  to vote all shares of our Class A common stock under his control in favor of her appointment as a director in any meeting of our stockholders. Ms. Weiss is entitled to an annual salary of $400,000 in her first year of employment, increasing to $450,000 in her second year and at an annual rate of $475,000 in her third, pro-rated through the term of her employment.  For each fiscal year during her employment, she is eligible for a cash bonus equal to 100% of her salary, payable on or before March 31 of the following fiscal year, pro rated in the first year based upon the commencement date of her employment.  One hundred percent of the bonus covering fiscal year 2001 is guaranteed.  Ms. Weiss also received a grant of 300,000 options and an award of 300,000 shares of restricted stock, each vesting over four years at a rate of 120,000 options and restricted shares in year one, 90,000 in year two, 60,000 in year three and 30,000 in year four.  Ms. Weiss must be employed by the Company at the time any options or awards vest, otherwise such options or awards are forfeited. The contract also provides that Ms. Weiss will receive a second grant of options to purchase 100,000 shares on the first anniversary of her employment, vesting in equal installments over four years from that date, provided she is still employed by the Company at the time of the scheduled vesting.  If we terminate Ms. Weiss without cause or she resigns for good reason, including upon a change of control of dELiA*s Corp., she would be entitled to continued payment of her base salary until September 1, 2003, and to payment of any guaranteed bonuses and a pro rated portion of any bonus she would have received in the year of the termination or resignation.  In addition, all of Ms. Weiss’ restricted stock and options vest immediately upon a change of control of dELiA*s Corp.  Under her agreement, we also provide Ms. Weiss with life insurance and reimbursement of costs related to the use of a car.

On December 20, 2001, we entered into an employment agreement with Christopher C. Edgar agreeing to employ Mr. Edgar as Vice Chairman of the Board of Directors and Director of Real Estate until December 20, 2006. The agreement replaced his earlier agreement with one of our subsidiaries. Under the agreement, as amended on December 23, 2002, Mr. Edgar is entitled to a salary of $200,000 annually. In the event of (i) termination due to his death or disability or (ii) resignation by Mr. Edgar for good reason, he is entitled to continued payment of a base annual salary of $125,000 through the third anniversary year of his employment agreement or one year, whichever is greater. We also provide Mr. Edgar with the use of a car. Mr. Edgar is entitled to reimbursement for up to $20,000 of certain education, professional and other specified expenses. In connection with the signing of his employment agreement, Mr. Edgar was granted an option to purchase 100,000 shares of Class A common stock. The option vests in five equal installments over five years.  All of Mr. Edgar’s options vest immediately upon a change of control of dELiA*s Corp.

On October 27, 2000, we entered into an employment agreement with Mr. Guillemin, which was amended on December 23, 2002, agreeing to employ him as an executive officer until January 30, 2006.  As amended, Mr. Guillemin receives a salary of $240,000 annually. Mr. Guillemin is entitled to payment of his base salary for the lesser of two years or the remainder of his employment term, but in no event less than one year, upon (i) termination due to his death or disability, (ii) termination by us without cause, (iii) resignation by Mr. Guillemin for constructive discharge (defined in the contract as a material breach of a material provision of the contract).  Upon a change of control of dELIA*s Corp., Mr. Guillemin is entitled to payment of one year’s salary and all of the shares of restricted stock currently held by him vest immediately. In addition, we granted Mr. Guillemin an option to purchase 200,000 shares of our Class A common stock.  Under his agreement, we also provide Mr. Guillemin with the use of a car.

On April 5, 1999, we entered into an employment agreement with Mr. Goldstein agreeing to employ him as the chief financial officer of  iTurf Inc.  We amended this agreement as of November 27, 2000, to provide that we will employ Mr. Goldstein as our chief financial officer until January 31, 2004. Mr. Goldstein receives a salary of $240,000 annually under the amended agreement.  Mr. Goldstein also received a payment of $25,000 upon signing the amendment to his agreement and we have agreed that he will receive a bonus of no less than $50,000 for fiscal 2000 and 2001.  If we terminate Mr. Goldstein without cause or he resigns for good reason, he would be entitled to continued payment of his base salary for the remainder of the term of his contract.  We also provide Mr. Goldstein with the use of a car.  Mr. Goldstein’s employment agreement was further amended on December 12, 2002, whereby his employment as chief financial officer  terminated on December 17, 2002, and he remained an employee of the Company on unpaid leave of absence until April 30, 2003.

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation during fiscal 2002.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information as of May 12, 2003 with respect to our Class A common stock beneficially owned by (i) each person we know to be the beneficial owner of more than 5% of the shares of our Class A common stock, (ii) each director individually, (iii) each named executive officer individually and (iv) all executive officers and directors as a group. At the close of business on May 12, 2003, there were 53,114,529 shares of our Class A common stock outstanding and entitled to vote.

	Shares of Class A Common Stock Beneficially Owned
	Number	Percentage Owned
Name and Address 5% Stockholders
Stephen I. Kahn (1)	14,381,186	27.08%
435 Hudson Street
New York, New York 10014
Capital Research and Management Company (2).	3,125,000	5.88%
333 South Hope Street
Los Angeles, California 90071
J.P Morgan Chase & Co. (2)	2,933,100	5.52%
270 Park Avenue
New York, New York 19917

Other Named Executive Officers and Directors
Geraldine Karetsky (3)	4,345,140	8.18
Christopher C. Edgar (4)	1,575,433	2.97
Evan Guillemin (5)	529,364	1.00
S. Roger Horchow	78,890		*
Clare R. Copeland	65,537		*
Joseph J. Pinto (6)	42,465		*
Timothy U. Nye (7)	37,500		*
Doug Platt (8)	37,500		*
Andrea Weiss (9)	377,040		*
Edward D. Taffet (10)	10,000		*
Dennis Goldstein (11)	198,164		*
Directors and executive officers as a group (11 individuals)	19,868,618	37.41%

*                                         Less than 1%.

(1)

Includes (a) 9,748,383 shares of our Class A common stock directly owned by Mr. Kahn, (b) 461,563 shares of our Class A common stock which Mr. Kahn has an option to purchase which is exercisable (or will become exercisable within 60 days), (c) 218,600 shares of our Class A common stock that Mr. Kahn holds as trustee for the benefit of his minor children, and (d) 3,952,640 shares of our Class A common stock (of which 1,611,437 is beneficially owned by Ms. Karetsky) that Mr. Kahn has the sole power to vote and shared power to restrict disposition of pursuant to a stockholders agreement. In addition, as Chief Executive Officer and Chairman of the board of dELiA*s Corp., Mr. Kahn may be deemed to share dispositive and voting power over 11,425,000 shares of our Class B common stock and 1,685,580 shares of our Class A common stock held by us and our subsidiaries.  Under Delaware law, these shares have no voting rights while they are held by dELiA*s or our subsidiaries.

(2)	Information based on a Schedule 13G filing dated February 10, 2003.

(3)

Includes 1,598,822 shares owned by Ms. Karetsky as trustee of the Geraldine Karetsky 2000 Trust and 12,615 shares owned by Ms. Karetsky as trustee for The Ruth Kahn Trust f/b/o Sidney Kahn, both of which are subject to a stockholders agreement with Mr. Kahn pursuant to which Ms. Karetsky shares power to dispose of such shares and has given a proxy to Mr. Kahn to vote such shares. Also includes 2,702,703 shares owned by Ms. Karetsky and 31,000 shares held by Ms. Karetsky as trustee for two charitable foundations.

(4)	Includes 63,125 shares that Mr. Edgar has an option to purchase which is exercisable (or will become exercisable within 60 days).

(5)	Includes 143,125 shares that Mr. Guillemin has an option to purchase which is exercisable (or will become exercisable within 60 days).

(6)	Includes 10,725 shares of our Class A common stock which Mr. Pinto owns as trustee and which Mr. Pinto has the power to dispose of and vote.

(7)	Includes 37,500 shares that Mr. Nye has an option to purchase which is exercisable (or will become exercisable within 60 days).

(8)	Includes 37,500 shares that Mr. Platt has an option to purchase which is exercisable (or will become exercisable within 60 days).

(9)	Includes 210,000 shares that Ms. Weiss has an option to purchase which is exercisable (or will become exercisable within 60 days).

(10)	Includes 10,000 shares that Mr. Taffet has an option to purchase which is exercisable (or will become exercisable within 60 days).

(11)	Includes 93,480 shares held by Mr. Goldstein’s spouse.

Family Stockholders Agreement

Certain members of Stephen I. Kahn’s family, trusts for the benefit of such persons and certain other persons (the “Family Holders”) and Stephen I. Kahn have entered into a stockholders agreement. The stockholders agreement gives Stephen I. Kahn the right to vote certain shares of our Class A common stock owned by the Family Holders on all matters that come before our stockholders.  We believe that approximately 7% of the outstanding Class A common stock as of May 12, 2003 were held by the Family Holders and subject to the agreement.  The stockholders agreement will expire on December 18, 2006.

Item 13.	Certain Relationships and Related Transactions

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Stephen I. Kahn
Stephen I. Kahn
Chairman of the Board and
Chief Executive Officer
Date: May 30, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Stephen I. Kahn, certify that:

1.  I have reviewed this Form 10-K/A Amendment No. 1 to the Annual Report of dELiA*s Corp.;

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 30, 2003

By:	/s/ Stephen I. Kahn
Stephen I. Kahn
Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Evan Guillemin, certify that:

1.  I have reviewed this Form 10-K/A Amendment No. 1 to the Annual Report of dELiA*s Corp.;

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 30, 2003

By:	/s/ Evan Guillemin
Evan Guillemin
Chief Financial Officer