Form 10-Q
period 2003-05-03
DELIA S CORP
filed 2003-06-17
CIK 1076914

Filed with the Securities and Exchange Commission on June 17, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the thirteen weeks ended May 3, 2003

Commission file number 0-25347

dELiA*s Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3963754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Hudson Street, New York, New York 10014

(Address of principal executive offices)

(Zip Code)

(212) 807-9060

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES ☐ NO

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

☒ YES ☐ NO

Number of shares of common stock outstanding (excluding shares in treasury) as of June 7, 2003:

Class A: 53,308,710
Class B: none

Statements contained in this document or incorporated by reference, including, without limitation, information appearing under “ Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be forward-looking statements (within the meaning of Section 27A of the amended Securities Act of 1933 and Section 21E of the amended Securities Exchange Act of 1934). The words “believe,” “plan,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the condition of the financial markets generally; access to financing to fund the operations and the expansion strategies of our business; future conditions of the market for our common stock; the risk that we could be delisted from the NASDAQ stock exchange; the risk that our restructuring efforts will not produce savings from additional operating efficiencies in a timely fashion or at all; costs related to restructuring initiatives; our ability to reduce expenses successfully; the risk that cost reduction initiatives may lead to reduced service levels or product quality, which could have an adverse impact on revenues; increases in the cost of materials, printing, paper, postage, shipping and labor; timing and quantity of catalog and electronic mailings; response rates; our ability to leverage investments made in infrastructure; possibility of increasing comparable store sales; adverse weather conditions and other factors affecting retail stores generally; the ability of our computer systems to scale with growth in online traffic; difficulty in integrating new technologies; our ability to retain key personnel; levels of competition; general economic conditions; changes in consumer spending patterns; our ability to anticipate and respond to fashion trends; our dependence on third parties; and other factors detailed elsewhere in this report. These factors and other factors that appear in our annual report on Form 10-K filed with the Securities and Exchange Commission could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

We file reports and other information with the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document we file at the SEC’s public reference room in Washington D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available on our internet website free of charge. Our website address is www.dELiAs.cOm. The information available at our website is not incorporated by reference in this report.

Our fiscal year is the 52 or 53 weeks ended on the Saturday closest to January 31 following the corresponding calendar year. For example, “fiscal 2003” means the period from February 2, 2003 to January 31, 2004.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 1, 2003	May 3, 2003
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$124	$7,390
Restricted cash	3,655	3,655
Merchandise inventories	16,770	17,368
Prepaid expenses and other current assets	3,989	4,060
Total current assets	24,538	32,473

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $24,062 and $25,678, respectively	32,049	30,951
OTHER ASSETS	377	183
TOTAL ASSETS	$56,964	$63,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,612	$14,510
Liabilities due to customers	5,702	5,551
Accrued restructuring	930	196
Bank loan payable	3,912	6,099
Current portion of long-term debt and capital leases	3,563	3,551
Total current liabilities	32,719	29,907

Deferred licensing revenue	—	16,500
Long-term debt and capital leases	142	—
Other long-term liabilities	3,085	3,410

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; Authorized shares – 1,000,000; Issued shares – none	—	—
Class A common stock, par value $.01 per share; Authorized shares – 100,000,000; Issued shares – 47,502,811 shares (including 1,685,580 in treasury)	475	475
Class B common stock, par value $.01 per share; Authorized shares – 12,500,000; Issued shares – 11,425,000 (all in treasury)	114	114
Additional paid-in capital	138,475	138,487
Less common stock in treasury, at cost	(11,041)	(11,041)
Deferred compensation	(134)	(67)
Retained deficit	(106,871)	(114,178)
Total stockholders’ equity	21,018	13,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,964	$63,607

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Thirteen Weeks Ended
	May 4, 2002	May 3, 2003
	(Unaudited)

NET SALES	$28,770	$29,453

COST OF SALES	15,463	17,163

GROSS PROFIT	13,307	12,290

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,564	18,213

FINANCE CHARGES AND TRANSACTION FEES	—	1,246

INTEREST AND OTHER EXPENSE, NET	12	138

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4,269)	(7,307)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	15,383	—

NET INCOME (LOSS)	$11,114	$(7,307)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.09)	$(0.16)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0.34	—
NET INCOME (LOSS)	$0.25	$(0.16)

SHARES USED IN THE CALCULATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	45,037	45,651

See Notes to Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Thirteen Weeks Ended

	May 4, 2002	May 3, 2003
	(Unaudited)
OPERATING ACTIVITIES:
Net loss before cumulative effect of change in accounting principle	$(4,269)	$(7,307)

Adjustments to reconcile net loss before cumulative effect of change in accounting principle to net cash used in operating activities:
Depreciation and amortization	1,412	1,616
Non-cash compensation expense related to restricted stock	256	67
Non-cash expense related to warrants	—	12
Changes in operating assets and liabilities:
Merchandise inventories	(4,016)	(598)
Prepaid expenses and other current assets	374	(71)
Other assets	(126)	194
Current liabilities	(2,140)	(4,987)
Deferred revenue	—	16,500
Long-term liabilities	(524)	325
Net cash (used in) provided by operating activities	(9,033)	5,751

INVESTING ACTIVITIES:
Capital expenditures	(3,552)	(518)
Net cash used in investing activities	(3,552)	(518)

FINANCING ACTIVITIES:
Net borrowings under line of credit agreements	6,000	2,187
Principal payments on long-term debt and capital lease obligations	(144)	(154)
Exercise of options to purchase 157,788 shares in 2002	480	—
Net cash provided by financing activities	6,336	2,033

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,249)	7,266
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,915	124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,666	$7,390

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

In connection with our fiscal 2002 adoption of SFAS 142, we recorded a $15.4 million cumulative effect of change in accounting principle which represented the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with a fiscal 2000 transaction.

We are subject to seasonal fluctuations in our merchandise sales and results of operations. We expect our net sales generally to be higher in the second half of each fiscal year than in the first half of the same fiscal year.

2.                                      Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation— Our consolidated financial statements include the accounts of dELiA*s and subsidiaries, all of which were wholly-owned for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Statements—The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and in accordance with generally accepted accounting principles in the United States for interim financial reporting. In the opinion of management, the accompanying consolidated financial statements are presented on a basis consistent with the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The financial statements and footnote disclosures should be read in conjunction with our fiscal 2002 audited consolidated financial statements and the notes thereto, which are included in our annual report on Form 10-K for the year ended February 1, 2003, which was filed under the Securities Exchange Act of 1934. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

Stock-based Compensation —We measure compensation cost for stock-based awards as the excess of the quoted market price of our stock as of the time of grant over the amount that an employee must pay to acquire the stock. Stock options are generally granted with exercise prices equal to the fair value of the shares as of the date of grant; accordingly, we do not generally recognize compensation expense in connection with stock options. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require us to use the fair value method. Had compensation expense been determined based on the fair value of stock option grants on the date of grant in accordance with SFAS No. 148, our net loss and net loss per share would have been as follows:

	Thirteen weeks ended
	May 4, 2002	May 3, 2003
Net income (loss), as reported	$11,114,000	$(7,307,000)
Less stock-based compensation expense determined using the fair value method	471,000	477,000
Pro forma net income (loss)	$10,643,000	$(7,784,000)

Basic and diluted net income (loss) per share, as reported	$0.25	$(0.16)
Pro forma basic and diluted net income (loss) per share	$0.24	$(0.17)

The average estimated fair market value of options granted during the first quarters of 2002 and 2003 was $2.59 per share. In preparing such estimates, we used the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 95%, risk-free interest rate of 3.0% and expected lives of four years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, this model and other existing models do not necessarily provide a reliable measure of the fair value of our stock options.

3.                                      Segments

We currently have two reportable segments: dELiA*s Direct and dELiA*s Retail. Our two segments offer similar products to similar customers, but are managed separately because of their distribution methods. Certain prior year amounts have been reclassified to conform to the current presentation.

	Thirteen weeks ended
	May 4, 2002	May 3, 2003
Net revenues
dELiA*s Direct	$16,028,000	$14,054,000
dELiA*s Retail	12,742,000	15,399,000
Total	$28,770,000	$29,453,000

Net loss before cumulative effect of change in accounting principle
dELiA*s Direct operating income	$1,500,000	$89,000
dELiA*s Retail operating loss	(2,114,000)	(2,189,000)
Unallocated shared expenses	(1,975,000)	(2,129,000)
Depreciation, amortization and non-cash compensation	(1,668,000)	(1,683,000)
Finance charges and transaction fees	—	(1,246,000)
Interest and other expense, net	(12,000)	(138,000)
Non-core	—	(11,000)
Total	$(4,269,000)	$(7,307,000)

4.                                      Restructuring

During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The restructuring of our businesses included a number of initiatives and resulted in related charges in fiscal 2000 and 2001.

As of May 3, 2003, approximately $200,000 remains accrued for future lease obligations relating to our restructuring initiatives. We expect this amount to be paid over the remaining term of the lease, which expires in March 2005.

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

6.                                      Commitments and Contingencies

Litigation

In June 1999, two purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys’ and experts’ fees and costs, and such other relief as the court deems proper.

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

7.                                      Long-term Debt and Credit Facilities

We are subject to certain covenants under the mortgage loan agreement relating to our fiscal 1999 purchase of our distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for a principal payment of $2.0 million on May 7, 2001 and our agreement to pay on August 6, 2003 the outstanding principal balance as of that date. The principal balance of $3.0 million as of May 3, 2003 is scheduled to be paid in full by August 2003. We are currently considering several options with respect to the mortgage, including a refinancing, extension and other transactions, including a sale-leaseback, that would enable us to satisfy our obligations. We expect to complete these efforts prior to the final payment date, although no assurances can be made that we will be successful. If we do not finalize an arrangement by that time, we have the right to exercise a put option to sell the facility (see Note 9) and continue to use the facility under a new lease arrangement.

During and subsequent to fiscal 2002, we amended our credit agreement with Wells Fargo Retail Finance LLC. As amended, our credit agreement consists of a revolving line of credit that permits us to borrow up to $20 million. Until October 29, 2004, we retain the right to increase the limit to $25 million at our option. The credit line is secured by our assets and borrowing availability fluctuates depending on our levels of inventory and certain receivables. The agreement contains certain covenants and default provisions, including a limitation on our capital expenditures that the bank reset as of May 3, 2003. At our option, borrowings under this facility bear interest at Wells Fargo Bank’s prime rate plus 25 basis points or at the LIBOR Rate plus 250 basis points.  A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. The facility matures in April 2006. As of May 3, 2003, the outstanding balance, which is classified as a current liability, was $6.1 million, outstanding letters of credit were $3.7 million and unused available credit was $800,000.

8.                                      Licensing Agreement, Financing Charges and Transaction Fees

In February 2003, we entered into an agreement with JLP Daisy LLC, an affiliate of Schottenstein Stores, to license our dELiA*s brand on an exclusive basis for wholesale distribution in certain product categories. Group 3 Design Corp., a leading brand management firm, has been retained to manage these licensing activities, which will focus on the distribution of dELiA*s products primarily in mid- and upper-tier department stores. We received a $16.5 million non-recourse cash advance against future royalties from the licensing ventures. Once JLP Daisy recoups its advance plus a preferred return, we will receive a majority of the royalty stream after brand management fees. We have recorded the $16.5 million as deferred revenue that will be recognized as income to the extent that the royalties earned exceed the preferred return balance. As of May 3, 2003, the preferred return balance is approximately $550,000. The initial term of the master license agreement is 10 years, which is subject to extension under specified circumstances. The master license agreement may be terminated early under certain circumstances, including at our option upon payment to JLP Daisy of an amount based upon royalties received from the sale of the licensed products. In addition, we granted to JLP Daisy a security interest in the dELiA*s trademarks, although the only event that would entitle JLP Daisy to exercise its rights with respect to these trademarks is a termination or rejection of the master license agreement in a bankruptcy proceeding. In connection with the engagement of Group 3 Design as brand manager, an executive of Group 3 Design received a warrant to purchase 50,000 shares of our Class A Common Stock and recorded a related charge.

During fiscal 2003, we incurred $1.2 million in financing charges and transaction fees primarily related to our licensing agreement.

9.                                      Subsequent Events

In May 2003, we received an equity infusion of $2.7 million when a group of our directors and officers purchased 7,297,298 shares at $0.37 per share. In addition to the equity transaction, the investing group provided us with a put option that would require them to purchase, but would not require us to sell, our Hanover distribution facility for $3.0 million, which would allow us to satisfy our outstanding mortgage. This put option expires in August 2003 and is intended to provide us with an alternative means of satisfying the mortgage in case we are not able to refinance, extend or otherwise satisfy the mortgage such as through a sale-leaseback arrangement. In consideration for the grant of the put option, the investors received warrants, exercisable for an aggregate 600,000 shares of our stock at $0.37 per share. We will record a related charge in the second quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restructuring. During fiscal 2000, we announced our intention to focus on our core dELiA*s brand and to sell or shut down our non-core businesses. The restructuring of our businesses was substantially completed in fiscal 2001. We recorded related charges during fiscal 2000, 2001 and 2002. As of May 3, 2003, approximately $200,000 remains accrued for future lease obligations relating to our restructuring initiatives.

General Matters Affecting Our Core dELiA*s Business. The operating results of our ongoing dELiA*s business are subject to the following uncertainties, each of which is described in more detail in our annual report on Form 10-K under “Risk Factors”:

•                 access to financing to fund operations;

•                 our ability to anticipate and respond to fashion trends;

•                 timing and quantity of catalog and electronic mailings and customer response rates;

•                 availability of acceptable store sites and lease terms and the possibility of increasing comparable store sales; and

•                 other factors described in our annual report on Form 10-K, particularly under “Risk Factors.”

Critical Accounting Policies Involving Estimates. Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies currently affect our financial condition and results of operations:

•                 Revenue Recognition — Revenue is recognized when merchandise is shipped to customers or at the point of retail sale. We accrue a sales return allowance in accordance with our return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to that date. Such estimates are based on historical return timing and rates. In connection with the advance received for our licensing agreement, deferred revenue will be recognized to the extent that the royalties earned exceed the preferred return balance.

•                 Catalog Costs — Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected life of the related future revenue stream, which generally covers three to five months from mailing date. We account for catalog costs in accordance with AICPA Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” SOP 93-7 requires that expenses relating to capitalized advertising costs be computed using the ratio of current period revenues for the catalog cost pool to the total of current and estimated future period revenues, based on our budgets, for that catalog cost pool.

•                 Merchandise Inventories — Merchandise inventories, which are primarily finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or estimated net realizable value based on market conditions.

•                 Long-Lived Assets — In accordance with the SFAS No. 144, we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when the anticipated cash flows expected to be generated by the asset, based on our detailed projections, are less than its carrying amount. The impairment charge is the amount required to bring the carrying value to the fair value based on expected future discounted cash flows.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to net sales. Any trends reflected by the following table may not be indicative of future results.

	Fiscal Quarter Ended
	May 4, 2002	May 3, 2003
Net sales	100.0%	100.0%
Cost of sales	53.7	58.3
Gross profit	46.3	41.7
Selling, general and administrative expenses	61.1	61.8
Finance charges and transaction fees	—	4.2
Interest and other expense, net	0.0	0.5
Loss before cumulative effect of accounting change	(14.8)	(24.8)
Cumulative effect of accounting change	53.4	—
Net income (loss)	38.6%	(24.8)%

Comparison of Fiscal Quarters Ended May 4, 2002 and May 3, 2003

Net Sales. Net sales increased approximately $700,000 from $28.8 million in the first quarter of fiscal 2002 to $29.5 million in the first quarter of fiscal 2003. Due to additional stores, net sales increased 21% in our Retail segment. In our Direct segment, our decision to reduce catalog circulation by 22% resulted in a 12% decrease in net sales.

Gross Margin. Gross margin decreased from 46.3% in the first quarter of fiscal 2002 to 41.7% in the first quarter of fiscal 2003. The decrease is due to markdowns and liquidations related to winter and holiday inventory early in the quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased approximately $600,000 from $17.6 million in the first quarter of fiscal 2002 to $18.2 million in the first quarter of fiscal 2003. After excluding a one-time offset to catalog amortization of $750,000 relating to a fiscal 2002 change in estimate, selling, general and administrative expenses decreased slightly. Operating expenses for Retail increased in connection with our new stores. Redutions in catalog expenses, fulfillment costs and corporate payroll expense more than offset higher expense related to the greater number of stores.

Finance Charges and Transaction Fees.  During fiscal 2003, we incurred $1.2 million in financing charges and transaction fees relating to our licensing agreement and bank line.

Cumulative Effect of Change in Accounting Principle. In connection with our fiscal 2002 adoption of SFAS 142, we recorded a $15.4 million cumulative effect of change in accounting principle which represented the reversal of the unamortized balance of the negative goodwill recorded on our books in connection with a fiscal 2000 transaction.

Income Taxes. No tax benefit has been recorded and our deferred tax assets are fully reserved due to the uncertainty of our ability to utilize the benefit.

Seasonality

We experience seasonal and cyclical fluctuations in our revenues and results of operations. For example, sales of apparel, accessories and footwear are generally lower in the first half of each year than in the second half. In addition, due to the cyclical nature of our businesses and our sensitivity to consumer spending patterns, purchases of apparel and accessories tend to decline during recessionary periods and may decline at other times. Consequently, our results of operations from quarter to quarter may become less comparable. Our quarterly results will also be affected by the timing of retail store openings and catalog mailings and promotions and may also fluctuate as a result of a number of other factors described in our annual report on Form 10-K, particularly under “Risk Factors.” As a result of seasonal and cyclical patterns and these other factors, you should not rely on quarter-to-quarter comparisons of our results of operations as indicative of our future performance.

Liquidity and Capital Resources

Current Capital Initiatives

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

During and subsequent to fiscal 2002, we signed several amendments to our credit facility with Wells Fargo Retail Finance LLC. The most recent amendment, which was effective April 29, 2003, extended the life of the agreement to April 2006 and reduced our revolving line of credit limit from $25 million to $20 million so that our unused fees were reduced. Until October 29, 2004, we retain the right to increase the limit to $25 million at our option. The credit line is secured by our assets and borrowing availability fluctuates based on inventory levels. The April 2003 amendment increased the advance rate from the prior quarter based on inventory value and also expanded the borrowing base to include certain receivables. The agreement contains certain covenants and default provisions, including a limitation on our capital expenditures that the bank reset as of May 3, 2003. At our option, borrowings under this facility bear interest at Wells Fargo Bank’s prime rate plus 25 basis points or at the LIBOR Rate plus 250 basis points.  A fee of 0.375% per year is assessed monthly on the unused portion of the line of credit as defined in the agreement. As of May 3, 2003, the outstanding balance on our Wells Fargo credit facility, which is classified as a current liability, was $6.1 million, outstanding letters of credit were $3.7 million and unused available credit was $800,000.

During fiscal 2003, we incurred $1.2 million in financing charges and transaction fees primarily related to our licensing agreement.

We are currently subject to certain covenants under our mortgage loan agreement relating to our distribution facility in Hanover, Pennsylvania, including a covenant to maintain a fixed charge coverage ratio. Effective May 1, 2001, the bank agreed to waive the fixed charge coverage ratio covenant through August 6, 2003 in exchange for an adjustment in our payment schedule. The principal balance of $3.0 million as of May 3, 2003 is scheduled to be paid in full by August 2003. We are currently considering several options with respect to the mortgage, including a refinancing and other transactions, including a sale-leaseback that would enable us to satisfy our obligations. We expect to complete these efforts prior to the final payment date. If we do not finalize an arrangement by that time, we have the right to exercise a put option to sell the facility, which is being provided to us by a group of our officers and directors, and continue to use the facility under a new lease arrangement.

In May 2003, we received an equity infusion of $2.7 million from a group of our directors and officers. In addition to the equity transaction, the investing group provided us with a put option that would require them to purchase, but would not require us to sell, our Hanover distribution facility for $3.0 million, which would allow us to satisfy our outstanding mortgage. This put option expires in August 2003 and is intended to provide us with an alternative means of satisfying the mortgage in case we are not able to refinance, extend or otherwise satisfy the mortgage such as through a sale-leaseback arrangement. In consideration for the grant of the put option, the investors received warrants, exercisable for an aggregate 600,000 shares of our stock at $0.37 per share. We will record a related charge in the second quarter of fiscal 2003.

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

Sources and Uses of Cash in Fiscal Quarters Ended May 4, 2002 and May 3, 2003

For the first quarters of fiscal 2002 and 2003, cash from operations used $9.0 million and provided $5.8 million, respectively. The increase in cash provided by operations primarily relates to a $16.5 million cash advance received in connection with our fiscal 2003 licensing agreement.

Investing activities used $3.5 million and $500,000 for capital expenditures in the first quarter of fiscal 2002 and 2003, respectively. During fiscal 2003, we expect our total capital expenditures, primarily for store improvements and computer equipment, to be less than $1.0 million.

Financing activities, primarily net activity under our credit agreement, provided $6.3 million and $2.0 million in the first quarters of fiscal 2002 and 2003, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Our variable-rate mortgage arrangement and our credit facility expose us to changes in interest rates. Based on our outstanding balances of $3.0 million and $6.1 million, respectively, at May 3, 2003, a hypothetical 100 basis point increase in interest rates would cause an increase in our quarterly interest expense of approximately $22,750. However, the amount of our variable rate debt, and therefore our sensitivity to market interest rates, can fluctuate significantly as a result of changes in the amount our outstanding credit facility indebtedness.

Item 4. Controls and Procedures

As of May 3, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 3, 2003. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to May 3, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 1999, two purported securities class action lawsuits were filed against dELiA*s Inc. and certain of its officers and directors, and one former officer of a subsidiary. The original complaints were filed in Federal District Court for the Southern District of New York. The suits were consolidated into a single class action and an amended and consolidated complaint was filed on March 22, 2000. The complaint in this lawsuit purports to be a class action on behalf of the purchasers of our securities during the period January 20, 1998 through September 10, 1998. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by making material misstatements and by failing to disclose allegedly material information regarding trends in our business. The complaint also alleges that the individual defendants are liable for those violations under Section 20(a) of the Securities Exchange Act. The complaint seeks unspecified damages, attorneys’ and experts’ fees and costs, and such other relief as the court deems proper.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

See Exhibit Index following signature and certifications pages.

The company filed a current report on Form 8-K dated February 24, 2003, in connection with (i) an agreement with JLP Daisy LLC to license the dELiA*s brand on an exclusive basis for wholesale distribution in certain categories of products and (ii) the third, fourth and fifth amendments to our Loan and Security Agreement with Wells Fargo Retail Finance, LLC.  No financial statements were filed with this Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

dELiA*s Corp.
(Registrant)
Date: June 17, 2003

	By:	/s/	Stephen I. Kahn
Stephen I. Kahn
Chairman of the Board and Chief Executive Officer

	By:	/s/	Evan Guillemin
Evan Guillemin
Chief Financial Officer
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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 17, 2003

By	:/s/ Stephen I. Kahn
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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 17, 2003

By:	/s/ Evan Guillemin
Evan Guillemin
Chief Financial Officer

EXHIBIT INDEX

10.42

Fourth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 10, 2003 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 24, 2003)

10.43

Fifth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, as lender, and dELiA*s Corp., as lead borrower and agent for the other borrowers named within, dated February 24, 2003 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 24, 2003)

10.45

Sixth Amendment to Loan and Security Agreement by and among Wells Fargo Retail Finance LLC, dELiA*s Corp., dELiA*s Operating Company, dELiA*s Distribution Company, and dELiA*s Retail Company, dated April 29, 2003 (incorporated by reference to Exhibit 10.45 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.46

First Amendment to the Employment Agreement between dELiA*s Corp. and Christopher Edgar, dated December 23, 2002 (incorporated by reference to Exhibit 10.46 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.47

First Amendment to the Employment Agreement between dELiA*s Corp. and Evan Guillemin, dated December 23, 2002 (incorporated by reference to Exhibit 10.47 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.48

Securities Purchase Agreement dated May 12, 2003, by and between dELiA*s Corp. and Stephen I. Kahn (incorporated by reference to Exhibit 10.48 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.49

Securities Purchase Agreement dated May 12, 2003, by and between dELiA*s Corp. and Geraldine Karetsky (incorporated by reference to Exhibit 10.49 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.50

Securities Purchase Agreement dated May 12, 2003, by and between dELiA*s Corp. and Christopher C. Edgar (incorporated by reference to Exhibit 10.50 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.51

Securities Purchase Agreement dated May 12, 2003, by and between dELiA*s Corp. and Evan Guillemin (incorporated by reference to Exhibit 10.51 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.52

Registration Rights Agreement dated as of May 12, 2003, by and between dELiA*s Corp. and Stephen I. Kahn, Geralidine Karetsky, Christopher C. Edgar and Evan Guillemin (incorporated by reference to Exhibit 10.52 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.53

Put Option Agreement dated as of May 12, 2003, by and among Stephen I. Kahn, Geralidine Karetsky, Evan Guillemin and Christopher C. Edgar and dELiA*s Corp. (incorporated by reference to Exhibit 10.53 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.54

dELiA*s Corp. Warrant dated May 12, 2003 issued to Stephen I. Kahn (incorporated by reference to Exhibit 10.54 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.55

dELiA*s Corp. Warrant dated May 12, 2003 issued to Geraldine Karetsky (incorporated by reference to Exhibit 10.55 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.56

dELiA*s Corp. Warrant dated May 12, 2003 issued to Christopher C. Edgar (incorporated by reference to Exhibit 10.56 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.57

dELiA*s Corp. Warrant dated May 12, 2003 issued to Evan Guillemin (incorporated by reference to Exhibit 10.57 to the dELiA*s Corp. Annual Report on Form 10-K for the fiscal year ended February 1, 2003)

10.58

Master License Agreement, dated February 24, 2003, by and between dELiA*s Brand LLC and JLP Daisy LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 24, 2003)

10.59	License Agreement, dated February 24, 2003, by and between dELiA*s Corp. and dELiA*s Brand LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 24, 2003)
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*               Filed herewith